Form 10-Q
period 1999-09-30
WEBSTAKES COM INC
filed 1999-11-15
CIK 1088024

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSACTION PERIOD FROM_____________TO_____________

                       COMMISSION FILE NUMBER: 000-27411

                              WEBSTAKES.COM, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                        13-3898912
---------------------------------                      -------------------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)


                        11 West 19th Street, 10th Floor
                            New York, New York 10011
              (Address of principal executive offices) (Zip Code)


                                 (212) 242-8800
              (Registrant's telephone number, including area code)


Indicate by check mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /x/.



As of November 1, 1999, there were 14,241,244 shares of the registrant's common stock outstanding.

                               WEBSTAKES.COM, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION                                              PAGE
         ---------------------                                              ----

Item 1.  Financial Statements

         Balance Sheets as of September 30, 1999 (unaudited)
         and December 31, 1998.........................................        1

         Statements of Operations for the
         three months and  nine months ended
         September 30, 1999 and 1998 (unaudited).......................        2

         Statements of Cash Flows for the nine
         months ended September 30, 1999 and 1998 (unaudited)..........        3

         Notes to Financial Statements.................................        4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................        6

Item 3.  Qualitative and Quantitative Disclosures About Market Risk....       16


PART II  OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings.............................................       16

Item 2.  Changes in Securities and Use of Proceeds.....................       16

Item 3.  Defaults Upon Senior Securities...............................       17

Item 4.  Submission of Matters to a Vote of Security Holders...........       17

Item 5.  Other Information..............................................      17

Item 6.  Exhibits and Reports on Form 8-K..............................       17

         SIGNATURES....................................................       18

Part 1.
Item 1. FINANCIAL STATEMENTS


                               WEBSTAKES.COM, INC.
                                 BALANCE SHEETS

                                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                                 1999             1998
                                                                                 ----             ----
                                                                              (UNAUDITED)
                                  ASSETS
Current assets:
  Cash and cash equivalents ...............................................   $ 53,325,465    $     17,573
  Accounts receivable, net ................................................      1,623,680         615,230
  Prepaid expenses and other current assets ...............................      3,802,511         125,174
                                                                              ------------    ------------
   Total current assets ...................................................     58,751,656         757,977
                                                                              ------------    ------------
Fixed assets, net .........................................................      1,896,110         437,759
Other assets ..............................................................        172,173              --
                                                                              ------------    ------------
    Total assets ..........................................................   $ 60,819,939    $  1,195,736
                                                                              ============    ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable ........................................................   $  1,299,846    $    221,745
  Accrued liabilities .....................................................      2,636,290         169,136
  Deferred revenues .......................................................        297,051         117,297
  Capital lease obligations ...............................................        275,982          31,764
  Notes payable-related party, current portion ............................         66,667       1,342,222
                                                                              ------------    ------------
    Total current liabilities .............................................      4,575,836       1,882,164
                                                                              ------------    ------------
  Capital lease obligation, net of current portion ........................        492,268              --
  Deferred gain on sale of assets .........................................         19,478              --
  Notes payable-related party, net of current portion .....................         16,667          66,667
                                                                              ------------    ------------
    Total liabilities .....................................................      5,104,249       1,948,831
                                                                              ------------    ------------

Stockholders' equity (deficit):
  Common stock-par value $.01, 50,000,000 shares authorized, and 5,714,184 shares issued and outstanding at September 30, 1999
    (unaudited), and December 31, 1998, respectively ......................        142,412          57,142
  Additional paid-in capital ..............................................     67,840,198       1,140,624
  Accumulated deficit .....................................................    (12,247,880)     (1,861,977)
  Deferred compensation ...................................................        (19,040)        (88,884)
                                                                              ------------    ------------
    Total stockholders' equity (deficit) ..................................     55,715,690        (753,095)
                                                                              ------------    ------------
      Total liabilities and stockholders' equity (deficit) ................   $ 60,819,939    $  1,195,736
                                                                              ============    ============


The accompanying notes are an integral part of these financial statements.

                               WEBSTAKES.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                   -------------                   -------------
                                               1999            1998            1999            1998
                                               ----            ----            ----            ----
Revenues ..............................   $  3,049,058    $  1,250,722    $  6,103,521    $  3,513,176
Operating expenses:
  Product development .................        800,761         196,992       1,251,626         458,736
  Sales and marketing .................      6,023,136       1,063,259      10,064,000       2,553,205
  General and administrative ..........      2,346,924         529,548       4,557,657       1,261,673

  Non-cash financial advisory services              --              --         796,691              --
                                          ------------    ------------    ------------    ------------
    Total operating expenses ..........      9,170,821       1,789,799      16,669,974       4,273,614
                                          ------------    ------------    ------------    ------------
  Loss from operations ................     (6,121,763)       (539,077)    (10,566,453)       (760,438)
Interest income (expense), net ........        128,617         (25,049)        180,550         (49,894)
                                          ------------    ------------    ------------    ------------
Net loss ..............................   $ (5,993,146)   $   (564,126)   $(10,385,903)   $   (810,332)
Preferred stock deemed dividend .......                                     (8,712,352)
                                          ------------    ------------    ------------    ------------
Net loss attributable to common
  stockholders ........................   $ (5,993,146)   $   (564,126)   $(19,098,255)   $   (810,332)
                                          ============    ============    ============    ============

Basic and diluted net loss per share
  attributable to common
  stockholders ........................   $      (1.31)   $      (0.11)   $      (3.65)   $      (0.16)
                                          ============    ============    ============    ============

Weighted average shares of common stock
  used in computing basic and diluted net
  loss per share attributable to common
  stockholders ........................      4,568,558       5,062,667       5,230,702       5,020,340
                                          ============    ============    ============    ============



The accompanying notes are an integral part of these financial statements.

                               WEBSTAKES.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                   -------------
                                                                               1999           1998
                                                                               ----           ----
Cash flows from operating activities:
  Net loss ............................................................   $(10,385,903)   $   (810,332)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization .....................................        432,061         100,405
    Bad debt expense ..................................................        335,431         102,898
    Non-cash financial advisory services expense ......................        796,691              --
    Interest payable converted into common stock ......................         35,000          24,826
   Changes in operating assets and liabilities:
    Accounts receivable ...............................................     (1,343,765)       (408,089)
    Prepaid expenses and other
      current assets ..................................................    (3,677,452)        (104,066)
    Other assets ......................................................        (39,795)         33,871
    Accounts payable ..................................................      1,078,101         244,730
    Accrued liabilities ...............................................      2,467,154          53,472
    Deferred revenue ..................................................        179,754          82,094
                                                                          ------------    ------------
Net cash used in operating activities .................................    (10,122,723)       (680,189)
                                                                          ------------    ------------
Cash flows from investing activity:
  Purchase of fixed assets ............................................     (1,193,309)       (243,334)

  Proceeds from sale of fixed assets ..................................        157,292              --
                                                                          ------------    ------------
Net cash used in investing activity ...................................     (1,036,017)       (243,334)
                                                                          ------------    ------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable .............................        120,000       1,057,150
  Principal payments on notes payable-related party ...................        (55,555)        (50,000)
  Proceeds from issuance of common stock ..............................     44,979,359              --
  Principal payments on capital lease obligations .....................       (152,172)         (5,145)
  Proceeds from issuance of class A mandatorily
   redeemable convertible preferred stock .............................      3,575,000              --
  Proceeds from issuance of class B mandatorily
   redeemable convertible preferred stock .............................     40,000,000              --
  Redemption of class A mandatorily redeemable
   convertible preferred stock and repurchase of
   common stock .......................................................    (24,000,000)             --
                                                                          ------------    ------------
Net cash provided by financing activities .............................     64,466,632       1,002,005
                                                                          ------------    ------------
Net increase  in cash for the period ..................................     53,307,892          78,482
Cash and cash equivalents, beginning of period ........................         17,573          85,365
                                                                          ------------    ------------
Cash and cash equivalents, end of period ..............................   $ 53,325,465    $    163,847
                                                                          ============    ============
Cash paid during the period for interest ..............................   $     28,068    $     13,485
                                                                          ============    ============

Supplemental disclosure of non-cash investing and financing activities:
Notes payable converted into common and preferred stock ...............     $1,390,000    $    521,956
Preferred stock converted into common stock ...........................   $ 40,000,000              --
Equipment acquired under capital leases ...............................   $    812,000    $     15,454
Barter transactions ...................................................   $  1,478,379    $  1,522,097



The accompanying notes are an integral part of these financial statements.

                               WEBSTAKES.COM, INC.

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS


1. ORGANIZATION

Webstakes.com, Inc. (the "Company"), was incorporated and commenced operations in the State of New York on January 8, 1996 as Webstakes, Inc. and was reincorporated in the State of Delaware on June 5, 1996 as Netstakes, Inc. On June 11, 1999 the Company changed its name to Webstakes.com, Inc. The Company is a provider of internet promotion solutions for marketers. The Company integrates sweepstakes, contests and similar promotional events with direct marketing tools and a proprietary database. The Company generates revenues through webstakes.com, a website dedicated to internet sweepstakes and promotions; iDIALOG(tm), the Company's permission-based direct marketing technology; and Webstakes' Promotion Outsourcing, a full service integrated internet promotion service group.

2. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the results of the interim periods presented in this filing have been made. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999 or for any other future interim periods.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Form S-1 as filed with the Securities and Exchange Commission.

The Company has made certain reclassifications within its financial statements to more accurately present the financial results of the Company. Accordingly, certain prior period balances have been reclassified to conform to the current period presentation.

3. STOCKHOLDERS' EQUITY

In September 1999, the Company completed an initial public offering of 3,575,000 shares of the Company's common stock. Proceeds to the Company from this initial public offering totaled approximately $44.9 million, net of underwriting discounts and commissions and related expenses.

In January 1999, the Company issued 50,000 shares of class A preferred stock in a private placement, in consideration for net proceeds of approximately $5,000,000, inclusive of the conversion of $1,390,000 of advances plus interest.

In June 1999, the Company completed a private placement and issued 6,666,668 shares of class B preferred stock, in consideration for net proceeds of $40.0 million. Subsequently, the Company repurchased all 50,000 shares of class A and 1,714,608 shares of common stock for $24.0 million. The repurchased class A preferred stock was cancelled. At the completion of the initial public offering, the class B preferred stock automatically converted into 6,666,668 shares of common stock at a conversion price of $14 per share.

In accordance with EITF D-42 "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock," the excess of the consideration paid to the holders of the class A preferred stock in the redemption of the 50,000 shares over the carrying amount of class A preferred stock represented a deemed dividend or return to the holders of the class A preferred stock of $8.7 million.

                               WEBSTAKES.COM, INC.

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                   (CONTINUED)


4. NET LOSS PER SHARE

Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

As the Company reported net losses at September 30, 1999 and 1998, all 1,878,153 and 118,781 of the options and warrants outstanding at September 30, 1999 and 1998, respectively, were antidilutive and therefore, there were no reconciling items between basic and diluted loss per share for the nine months then ended.

                               WEBSTAKES.COM, INC.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion of the financial condition and results of operations of Webstakes.com contains forward-looking statements relating to the future events and the future performance of Webstakes.com within the meaning of section 27A of the Securities Exchange Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties. Webstakes.com's actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this report and in Webstakes.com's other public filings on file with the Securities & Exchange Commission.

OVERVIEW

To date, substantially all of our revenues have been derived from the sale of promotion services. We expect to derive substantially all of our revenues from the sale of promotion services for the foreseeable future.

We recognize revenues from promotion services ratably over the period during which we provide promotion services, provided that no significant obligations remain and collection of the resulting receivable is reasonably assured. Payments received from clients prior to providing promotion services are recorded as deferred revenue and are recognized as revenue ratably as the services are provided. We generally guarantee a minimum number of click throughs, times that our visitors are delivered to our client's web sites. To the extent that these minimum guarantees are not met, we defer recognition of the corresponding revenues until the guaranteed levels are achieved.

Revenues include revenues from barter transactions in which we exchange promotion services for advertising and prizes. Revenues from these barter transactions are recorded as promotion revenues at the lower of the estimated fair value of the goods or services received or delivered and are recognized when we deliver the promotion services. Advertising expenses related to barter are recognized when our advertisements are run on the reciprocal web site, which is typically in the same period as the corresponding barter revenues are recognized. Prize expenses related to barter are recognized when prizes are awarded.

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues. Our revenues increased to approximately $3.05 million for the three months ended September 30, 1999 from approximately $1.25 million for the three months ended September 30, 1998. We recorded $601,487 and $577,190 of barter revenues during the three months ended September 30, 1999 and 1998, representing approximately 19.7%and 46.1% of total revenues during those periods.

Revenues increased to approximately $6.1 million for the nine months ended September 30, 1999 from $3.5 million for the nine months ended September 30, 1998. We recorded $1.5 million and $1.4 million of barter revenues during the nine months ended September 30, 1999 and 1998, representing approximately 24% and 40% of total revenues during those periods.

The period-to-period growth in revenues was primarily attributable to an increase in promotion services sold. Our web site, webstakes.com, our flagship product, grew to 95 sponsors and advertisers. Sponsorships and advertising through webstakes.com, accounted for $2.8 million of revenue or 91% of total revenue in the third quarter 1999. Revenues from Promotion Outsourcing grew during the third quarter of 1999 representing 9% of total revenues up from .8% of total revenue in the third quarter of 1998. Webstakes Promotion Outsourcing served 14 clients in the third quarter of 1999 up from 2 clients served in the third quarter of 1998.

During the third quarter of 1999, the Company's results showed the benefits of having expanded its strategic alliances, permission email programs, increased prize entries and increased weekly email subscribers. In the third quarter of 1999, Webstakes also launched its sponsorship agreement with Excite.com and services agreement with MatchLogic.

Product Development Expenses. Product development expenses include the personnel costs associated with the design and development of webstakes.com, our promotions infrastructure and technology. Product development costs were $800,761 for the three months ended September 30, 1999, or 26% of total revenues, as compared to $196,992, or 16% of total revenues, for the three months ended September 30, 1998. Product development costs were $1,251,626 for the nine months ended September 30, 1999, or 21% of total revenues, as compared to $458,736 for the nine months ended September 30, 1998, or 13% of total revenues. The increased product development expenses in the three and nine Months ended September 30, 1999 compared to the same periods in 1998, reflect Webstakes continuing efforts to provide enhanced content and features in its products and services. We have capitalized $196,000 of product development costs for the nine months ended September 30, 1999 and are amortizing these costs over an additional three years. We believe that timely deployment of new and enhanced promotion tools and technology is critical to attaining our strategic objectives. Accordingly, we intend to continue recruiting and hiring experienced product development personnel and to make additional investments in product development.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of online advertising costs, salaries and commissions of sales and marketing personnel, public relations costs and other marketing and advertising expenses. Sales and marketing expenses were approximately $6.0 million for the three months ended September 30, 1999, or 197% of total revenues, and approximately $1.1 million for the three months ended September 30, 1998, or 88% of total revenues. Sales and marketing expenses were approximately $10.1 million for the nine months ended September 30, 1999, or 164% of total revenues, and approximately $2.6 million for the nine months ended September 30, 1998, or 74% of total revenues. The increase in sales and marketing expenses was primarily attributable to increased online advertising and other promotional expenditures, as well as an increase in the number of sales and marketing personnel and related expenses. We expect that sales and marketing expenses will continue to increase in absolute dollars for the foreseeable future as we increase expenditures for sales, marketing and brand promotion, and we hire additional sales and marketing personnel. We expect that sales and marketing expenses will follow the pattern for a growth company, increasing initially and then, once a certain revenue base is achieved, decreasing, as a percentage of revenue.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, accounting, facilities, and fees for professional services. General and administrative expenses were approximately $2.3 for the three months ended September 30, 1999, or 75% of total revenues, and $530,000 for the three months ended September 30, 1998, or 42% of total revenues. General and administrative expenses were approximately $4.6 million for the nine months ended September 30, 1999, or 74% of total revenues, and $1.3 million for the nine months ended September 30, 1998, or 36% of total revenues. The increase in general and administrative expenses was primarily attributable to increased salaries and related expenses associated with hiring additional personnel in the finance and operations departments, and increased professional fees and facilities expenses to support the growth of our operations. The increase was also due in part to an increase in the allowance for doubtful accounts. This increase in the allowance for doubtful accounts was the result of an increase in cash revenues, an increase in the percentage of cash revenues reserved for doubtful accounts and the establishment of a reserve for one account for which collection is in doubt. In addition, we incurred bonus expenses for certain executives of $350,000 in the third quarter of 1999 related to the initial public offering. We expect to incur additional general and administrative expenses as we hire additional personnel and to incur additional costs related to the growth of our business and operation as a public company. We expect these expenses to include facilities expansion, directors' and officers' liability insurance, investor relations programs and professional service fees. Accordingly, we anticipate that general and administrative expenses will continue to increase in absolute dollars. We expect that general and administrative expenses will follow the pattern for a growth company, increasing initially and then, once a certain revenue base is achieved, decreasing, as a percentage of revenue.

Non-Cash Financial Advisory Services Expenses. Non-cash financial advisory service expenses relate to stock options and warrants granted to third parties for consulting and financial advisory services in the nine months ended September 30, 1999. These stock options and warrants were fully vested at the date of issuance. The value of the stock options and warrants issued were calculated using the Black Scholes method.

Interest, Net. Interest income, net of expense, consists primarily of interest earned on cash balances and the interest expense on our outstanding debt. We incurred net interest income of $128,617 for the three months ended September 30, 1999 and net interest expense of $25,049 for the three months ended September 30, 1998. We incurred net interest income of $180,550 for the nine months ended September 30, 1999 and net interest expense of $49,894 for the nine months ended September 30, 1998. Net interest income incurred in the three months ended September 30, 1999 reflects the investment of the Company's excess cash, which resulted from the sale of the Class B Preferred Stock in June 1999. The interest income earned will decrease as funds are used.

Net Loss. We recorded a net loss of approximately $6.0 million for the three months ended September 30, 1999, compared to a net loss of approximately $564,000 for the three months ended September 30, 1998. For the three months ended September 30, 1999 and 1998, the basic and diluted net loss per common share was $1.31 and $0.11, respectively. For the nine months ended September 30, 1999 and 1998, the net loss was approximately $10.4 million and $810,000 respectively, or a basic and diluted net loss per common share of $3.65 and $0.16, respectively. The increase in the net loss for both periods of 1999 compared to 1998 was primarily attributable to the increased costs associated with building brand awareness and increased hiring in connection with the growth of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the private placement of equity securities, the incurrence of indebtedness and our initial public offering. On September 29, 1999, we completed the initial public offering of 3,575,000 shares of common stock for gross proceeds of $50.05 million and net proceeds of $44.9 million, after deducting expenses of the offering. Management believes that the cash on hand as of September 30, 1999 of $53.3 million will be sufficient to fund the Company's sales and marketing and other growth needs for at least the next 12 months. The Company may consider the sales of additional equity or debt securities of the Company, depending upon the needs of the Company and market conditions.

Net cash used in operating activities was approximately $10.1 million for the nine months ended September 30, 1999, compared to approximately $680,000 used by operating activities for the nine months ended September 30, 1998. The increase in cash used in operating activities for the nine months ended September 30, 1999 was primarily due to the net loss of $10.4 million during the period which resulted from costs incurred to support the Company's sales and marketing efforts and the increased personnel required to manage the Company's growing operations combined with higher levels of accounts receivable resulting from increased revenues which was partially offset by increases in accounts payable and accrued expenses.

Net cash used in investing activities was approximately $1.0 million for the nine months ended September 30, 1999 compared to approximately $243,000 for the nine months ended September 30, 1998. As of September 30, 1999, our principal capital commitments consisted primarily of obligations outstanding under operating and capital leases. All net cash used in investing activities was used for capital expenditures, primarily the acquisition of equipment. We estimate that our capital expenditures will be approximately $7.0 million for 1999. We currently expect that our principal capital expenditures through 1999 will relate to improvements to our technical infrastructure and expansion of our headquarters.

Net cash provided by financing activities was approximately $64.4 million for the nine months ended September 30, 1999 compared to $1 million for the nine months ended September 30, 1998. Net cash provided by financing activities in 1999 was primarily attributable to our private placements and initial public offering. Net cash provided by financing activities in 1998 was primarily attributable to incurrence of indebtedness and, to a lesser extent, borrowings under a secured credit facility related to equipment financing. We borrowed $200,000 available under a credit facility in December 1997 to purchase equipment. To date, we have made all payments due under this equipment loan.

We have a financing agreement with a leasing company for the leasing of equipment in an amount up to $1.0 million in operating and/or capital leases, collateralized by certain accounts receivable and the equipment purchased pursuant to the agreement. To date, we have leased approximately $812,000 of equipment under this agreement. We expect the leases to have terms of up to three years and the interest rates under the leases to range from 8 1/2% to 13%. We are required to make monthly payments of interest and principal under the leases.

We have a two-year sponsorship agreement with Excite under which Excite agreed to promote webstakes.com through ad banner placements and links to webstakes.com and its promotions on Excite.com, WebCrawler.com and Classified2000.com and through the use of a webstakes.com personalized front page made available by Excite. We will make a final payment under this agreement of approximately $4.3 million in the fourth quarter of 1999. At Home Corporation, the parent company of Excite, owns 8.2% of our outstanding common stock as of September 30, 1999.

We have a services agreement with MatchLogic, Inc., a wholly owned subsidiary of Excite, pursuant to which MatchLogic will provide ad serving and targeting, data processing, analysis and enhancement services to webstakes.com. The term of the agreement is two years. We will make a final payment under this agreement of approximately $8.1 million in the fourth quarter of 1999.

Our capital requirements depend on numerous factors, including the amount of resources Webstakes devotes to advertising and marketing our brand, the resources Webstakes devotes to expanding our sales and marketing capabilities, resources devoted to acquire or invest in complementary businesses, technologies, products or services or to invest in geographic expansion.

Webstakes has experienced a substantial increase in its expenditures since inception. The increase in expenditures is consistent with the growth in Webstakes operations and staffing. The Company anticipates that it will continue to evaluate possible investments in businesses, products and technologies, and continue to expand its sales and marketing programs and conduct more aggressive brand promotions, any of which could reduce its liquidity.

We believe that the cash on hand of $53.3 million at September 30, 1999 will be sufficient to meet our anticipated needs for at least the next 12 months. Thereafter, we may need to raise additional funds in the future in order to fund more aggressive brand promotion or more rapid expansion, to develop new or enhanced promotional services, to respond to competitive pressures or to make acquisitions. There can be no assurance that any required additional financing will be available on terms favorable to us, or will be available at all. If additional funds are raised through the issuance of our equity securities, stockholders may experience dilution of their ownership interest and the new securities may have rights superior to those of the holders of the common stock. If additional funds are raised by the issuance of debt, we may be subject to certain limitations on our operations and our ability to pay dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, develop or enhance our services, respond to competitive pressures or take advantage of acquisition opportunities. Any of these events could have a material adverse effect on our business, results of operations or financial condition.

IMPACT OF THE YEAR 2000

Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems and/or software may need to be upgraded to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

State of Readiness. We have recently completed upgrading our technology infrastructure. We consider all of our mission critical systems to be Year 2000 compliant. Mission critical systems are defined as those systems that impact the delivery of services to our customers, members and internal business units. Many of these systems rely on the readiness and Year 2000 compliance of our strategic telecommunications partners, Frontier and Intermedia Communications. We have received Year 2000 readiness disclosure statements from our telecommunications partners and we are comfortable with the progress they have made toward compliance. However, in the event there is a failure of service from our primary facility located at Frontier, we are prepared to move our primary operations to our internal hosting facility. This facility is located at our offices with telecommunications services provided by Intermedia. We are in the process of building an additional data center located on the west coast with telecommunications provided by a different vendor. Final testing and implementation will be completed by the second week of December 1999. This will add an additional layer of redundancy.

Costs. To date, we have not incurred any material costs in identifying or evaluating Year 2000 compliance issues. Most of our expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. At this time, we do not possess the information necessary to estimate the potential costs of revisions to our software or the replacement of third-party software, hardware or services that are determined not to be Year 2000 compliant. Although we do not anticipate that these expenses will be material, such expenses, if higher than anticipated, could have a material adverse effect on our business, results of operations or financial condition.

Risks. We are not currently aware of any Year 2000 compliance problems relating to our systems that would have a material adverse effect on our business, results of operations and financial condition. However, we may discover Year 2000 compliance problems in our systems that require substantial revision. In addition, third-party software, hardware or services incorporated into our material systems may need to be revised or replaced, all of which could be time-consuming and expensive. Our failure to fix or replace our internally developed proprietary software or third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on our business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues in our internally developed proprietary software could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

We are heavily dependent on a significant number of third-party vendors to provide both network services and equipment. A significant Year 2000-related disruption of the network, services or equipment that third-party vendors provide to us could cause visitors to webstakes.com and our clients to consider seeking alternate providers or cause an unmanageable burden on our technical support, which in turn could materially adversely affect our business, financial condition and results of operations.

In addition, governmental agencies, utility companies, Internet access companies and others outside of our control may not be Year 2000 compliant. The failure by these entities to be Year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering our services to our clients and visitors, decrease the use of the Internet or prevent users from accessing our web site, which could have a material adverse effect on our business, results of operations and financial condition.

Contingency Plan. Our contingency plan to address situations that may result if our systems fail is to rely on our telecommunications partners whom have assured us of their contingency plans. In the event there are multiple failures among all of our telecommunications partners, our web site and services will be unavailable to our members and clients until one of our three telecommunications vendors resolves its Year 2000 problems.

                                  RISK FACTORS

In addition to the other information included in this report, the following factors should be considered in evaluating our business and future prospectus.

OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT.

We were incorporated, and launched our first promotion, in January 1996. Accordingly, we have a limited operating history upon which to evaluate our operations and future prospects. In addition, our revenue model is evolving and relies substantially upon the growth of promotion spending on the Internet and our ability to become a full-service Internet promotion company. As an early stage company in a new and rapidly evolving market, we face risks and uncertainties relating to our ability to successfully implement our business plan, which are described in more detail below. We may not successfully address these risks.

WE HAVE NOT BEEN PROFITABLE AND MAY NOT BECOME PROFITABLE, IN WHICH EVENT OUR BUSINESS AND STOCK PRICE WOULD BE ADVERSELY AFFECTED.

To date, we have not been profitable. We may never be profitable, or, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur losses for the foreseeable future because we expect to continue to spend significant resources to expand our business. Although we have experienced revenue growth in recent periods, these growth rates may not be sustainable or indicative of future growth. We reported a loss of $5.9 million for the nine months ended September 30, 1999. As of September 30, 1999, our accumulated deficit was approximately $12.2 million. For us to make a profit, our revenues will need to increase sufficiently to cover our costs and expenses.

A SIGNIFICANT PORTION OF OUR REVENUES HAVE BEEN DERIVED FROM BARTER TRANSACTIONS, AND WE MAY NOT BE SUCCESSFUL IN GENERATING SUFFICIENT CASH REVENUES TO COVER OUR COSTS AND EXPENSES IN THE FUTURE.

For the nine months ended September 30, 1999, approximately 24% of our revenues were derived from the trading of promotion services for advertising and prizes. We do not receive cash for sales involving barter agreements. We expect that barter agreements will continue to account for a significant portion of our revenues in the future and we may not generate sufficient cash to pay our cash expenses.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE, WHICH MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECREASE.

We expect our operating results to vary significantly from quarter to quarter due to many factors discussed in this section, some of which are beyond our control. It is possible that in future periods our results of operations will be below the expectations of public market analysts and investors. In this event, the price of our common stock would likely decrease. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance.

The rapidly evolving market in which we operate and potential seasonal fluctuations in promotional spending and Internet use make it difficult to forecast our revenues accurately. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short term. Accordingly, we may not be able to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. If we have a shortfall in revenues in relation to our expenses, or if our expenses exceed expected revenues, then our results of operations and financial condition would be materially adversely affected.

IF THE DEMAND FOR INTERNET PROMOTION SERVICES DOES NOT INCREASE, OUR BUSINESS WILL BE HARMED.

Our success depends in part on the increased acceptance of online promotion services. The market for Internet promotion services has only recently begun to develop and is evolving rapidly. Most businesses have little or no experience using the Internet for promotion purposes. As a result, many businesses have allocated only a limited portion of their marketing budgets to Internet promotion spending. An increase in the demand for these services is dependent in part on the effectiveness of the promotions and the recognition of this effectiveness by clients and potential clients. The market for Internet promotion services may not grow and any growth may not be sustained.

IF WE ARE UNABLE TO ATTRACT VISITORS TO WEBSTAKES.COM AND THE WEB SITES OF OUR CLIENTS, THE EFFECTIVENESS OF OUR PROMOTIONS WOULD BE REDUCED, AND OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION WOULD BE MATERIALLY ADVERSELY AFFECTED.

Our future success depends upon our ability to continue to attract and retain visitors with demographic characteristics desired by our clients to webstakes.com and the web sites of our clients. In addition, we guarantee our clients that visitors will view their pages and/or link to their web sites a minimum number of times. If we are unable to meet these minimum guarantees, we will be required to defer recognition of the related revenues until the guaranteed minimum is achieved. In addition, we will be required to provide services to the client for free until we are able to meet our guaranteed minimum, which may reduce our promotion inventory in future periods.

IF WE ARE UNSUCCESSFUL IN BROADENING OUR PRODUCT OFFERINGS, OUR REVENUE GROWTH WILL BE LIMITED.

To date, substantially all of our revenues have been derived from conducting sweepstakes on the Internet. Our growth is largely dependent upon our ability to leverage our sweepstakes expertise to become a full-service Internet promotion company. In the event that we are unable to successfully implement our growth strategy, our business, results of operations and financial condition would be materially adversely affected.

WE FACE SIGNIFICANT COMPETITION, AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

The market for Internet promotion services is intensely competitive. We expect competition in our market to continue to intensify as a result of increasing market size, greater visibility of the market opportunity for Internet promotion services and minimal barriers to entry. Industry consolidation may also increase competition. We compete with many types of companies, including both online and offline promotion companies, large Internet publishers, search engine and other Internet portal companies, a variety of Internet-based advertising networks and other companies that facilitate the marketing of products and services on the Internet. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical and marketing resources than we do. This may allow them to compete more effectively and be more responsive to industry and technological change than us. We may not be able to compete successfully and competitive pressures may reduce our revenues and result in increased losses or reduced profits.

Our ability to compete depends on many factors both within and beyond our control. These factors include:

o     the success of the sales and marketing efforts of us and our competitors;

o the ease of use, performance, price and reliability of promotions offered by us and our competitors; and

o the timing and market acceptance of new promotion services developed by us and our competitors.

IF OUR CLIENTS DO NOT RENEW THEIR AGREEMENTS OR TERMINATE THEM PRIOR TO THEIR SCHEDULED EXPIRATIONS, OUR REVENUES WILL BE REDUCED.

Our agreements with clients generally have terms ranging from one to 12 months. In addition, substantially all of our agreements permit our clients to terminate their relationships with us on relatively short notice. Our clients may not remain clients for the full term of their agreements or renew such agreements when they expire.

OUR BRAND MAY NOT ACHIEVE THE RECOGNITION NECESSARY TO INCREASE OUR MEMBERSHIP BASE AND ATTRACT CLIENTS.

To be successful, we must continue to build our brand identity. We believe that the importance of brand recognition will increase as more companies enter our market. We may not be successful in our marketing efforts or in increasing our brand awareness.

SWEEPSTAKES REGULATIONS MAY LIMIT OUR ABILITY TO CONDUCT SWEEPSTAKES OR LIMIT PARTICIPATION IN OUR SWEEPSTAKES, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

The sweepstakes industry is subject to extensive regulation on the local, state and national levels, regardless of whether promotions are conducted online or offline. Congress and many state attorneys general and legislatures recently have announced regulatory initiatives aimed at the sweepstakes industry due to recently reported deceptive industry practices. The publicity generated by these initiatives may adversely affect demand for our services. Although we believe that additional laws and regulations are likely to be enacted, we cannot predict what they will be. Any new sweepstakes regulations may have a material adverse affect on our business, results of operations and financial condition. Additionally, the Internet is a new medium for sweepstakes, and it is difficult to predict how existing laws and regulations will be interpreted.

OUR FAILURE TO MANAGE OUR GROWTH EFFECTIVELY COULD ADVERSELY AFFECT OUR
BUSINESS.

In order to successfully implement our business plan, we must grow significantly. Our anticipated future growth will likely place a significant strain on our management resources and systems. To manage our growth effectively, we will need to continue to improve our operational, financial and managerial controls and reporting systems and procedures, and we will need to continue to expand, train and manage our workforce. If we do not manage our growth effectively, our business, results of operations and financial condition would be materially adversely affected.

WE MAY BE UNABLE TO INCREASE OUR SALES FORCE, WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE GROWTH OF OUR BUSINESS.

We need to substantially expand our sales force to increase market awareness and sales of our promotion services. Competition for qualified sales personnel is intense, and we might not be able to hire the quality and number of sales personnel we require. New hires require extensive training and typically take several months to achieve productivity. If we fail to effectively increase our sales force, our business, results of operations and financial condition would be materially adversely affected.

OUR BUSINESS MAY SUFFER IF WE ARE UNABLE TO RETAIN KEY PERSONNEL.

Our future success is substantially dependent upon the continued service of our founders, Steven H. Krein, Chief Executive Officer, and Daniel J. Feldman, President, and other executive officers. The loss of the services of any of our executive officers could have a material adverse affect on our business. Many of our executive officers, including our Chief Financial Officer, have only been employed by us for a short time. We do not currently have "key person" life insurance policies on any of our employees. We have employment agreements only with Messrs. Krein and Feldman. Competition for senior management is intense, and we may not be successful in attracting and retaining key personnel.

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, AND ANY INFRINGEMENT ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, COULD ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

Third parties may infringe or misappropriate our patents, trademarks or other intellectual property rights, which could have a material adverse effect on our business, results of operations or financial condition. The actions we take to protect our trademarks and other proprietary rights may not be adequate. In addition, the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is uncertain and still evolving. We have one patent application and one trademark application pending, but neither have been granted.

Third parties may assert infringement claims against us. Any claims and any resulting litigation, should they occur, could subject us to significant liability for damages. In addition, even if we prevail, litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into contractual arrangements with the third parties making these claims, which arrangements may not be available on commercially reasonable terms.

WE MAY REQUIRE ADDITIONAL FINANCING TO EXPAND OUR BUSINESS, AND WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING.

We may need to raise additional funds in the future in order to fund more aggressive brand promotion or more rapid expansion, to develop new or enhanced services, to respond to competitive pressures or to make acquisitions. Additional financing may not be available on terms favorable to us, and may not be available at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised by our issuing equity securities, stockholders may experience dilution of their ownership interest and the newly issued securities may have rights superior to those of the common stock. If additional funds are raised by our issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends.

ANY ACQUISITIONS THAT WE MAKE MAY NOT BE SUCCESSFUL.

We have no experience in making acquisitions. If we make an acquisition, we could have difficulty in assimilating the acquired company's personnel and operations. In addition, the key personnel of the acquired business may not continue to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. In addition, effecting acquisitions could require use of a significant portion of our available cash. Alternatively, we may have to issue equity or equity-linked securities to pay for future acquisitions and any of these issuances could be dilutive to existing and future stockholders. Any indebtedness incurred to pay for acquisitions may contain covenants that limit our operations or our ability to pay dividends.

INTERNATIONAL EXPANSION INVOLVES CERTAIN RISKS.

Our growth strategy depends, in part, on international expansion. We may not be successful in expanding our operations internationally. We currently have no experience in developing localized versions of webstakes.com or in marketing or selling our promotion services internationally. International operations are subject to risks that may materially adversely affect our business, results of operations and financial condition. In particular, privacy regulations in some other countries, including the European Union, are more stringent than in the United States. These regulations may prohibit the collection of demographic data on visitors to our promotions, which would have a material adverse affect on our business. Other risks of international operations are:

            o     regulatory requirements;

            o reduced protection for intellectual property rights in some countries;

            o difficulties and costs of staffing and managing foreign operations;

            o     political and economic instability; and

            o     fluctuations in currency exchange rates.

WE FACE A NUMBER OF RISKS ASSOCIATED WITH THE YEAR 2000 PROBLEM, WHICH MAY HARM OUR BUSINESS.

The failure of our internal systems, or any material third-party systems, to be Year 2000 compliant would have a material adverse effect on our business, results of operations and financial condition. Although Frontier GlobalCenter, Inc., our production server provider, has represented to us that its internal systems are Year 2000 compliant, their failure to be compliant would adversely affect our ability to deliver our service. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Impact of the Year 2000."

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS FOR PRODUCTS GIVEN AS PRIZES IN OUR PROMOTIONS AND FOR PRODUCTS SOLD BY OUR CLIENTS OVER THE INTERNET.

Consumers may sue us if any of the products we give as prizes are defective, fail to perform properly or injure the user. We may also be sued by consumers who purchase products that are offered or marketed through webstakes.com. Although our agreements with our clients typically contain provisions intended to limit our exposure to these product liability claims, these limitations may not eliminate our liability. Liability claims could require us to spend significant time and money in litigation or pay significant damages. We do not carry product liability insurance. As a result, any of these claims, whether or not successful, could have a material adverse effect on our business, results of operations and financial condition.

PRIVACY AND SECURITY CONCERNS MAY CAUSE CONSUMERS NOT TO PARTICIPATE IN OUR PROMOTIONS, WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

An important feature of the services we provide our clients is our ability to develop and maintain demographic and other information about consumers participating in our promotions. Privacy and other security concerns may cause consumers to resist providing us with personal data, which would reduce the value of our services. Moreover, privacy and security concerns may inhibit consumer acceptance of the Internet as a means of commerce. If privacy and other security concerns of consumers are not adequately addressed, our business would be materially adversely affected.

OUR GROWTH WILL DEPEND ON THE GROWTH OF INTERNET USAGE.

We depend on continued growth in the use of the Internet by businesses and consumers. If electronic commerce does not grow or grows more slowly than expected, the use of the Internet by businesses may decline or grow more slowly than anticipated. In addition, the acceptance and growth in the use of the Internet by consumers could be negatively affected by consumer concerns about the security of electronic commerce transactions and privacy. Even if Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it and its performance or reliability may decline.

WE MAY BE UNABLE TO RESPOND TO TECHNOLOGICAL CHANGE EFFECTIVELY.

Our industry is characterized by rapid technological change, frequent new service introductions, changing consumer demands and evolving industry standards and practices. Our inability to anticipate and effectively respond to these changes on a timely basis would materially adversely affect our business, results of operations and financial condition. Our future success will depend, in part, on our ability to cost-effectively adapt to rapidly changing technologies, to enhance existing services and to develop and introduce a variety of new services to address changing demands of consumers and our clients on a timely basis.

THE FAILURE OF OUR COMPUTER OR COMMUNICATIONS SYSTEMS MAY ADVERSELY AFFECT OUR BUSINESS.

Our business depends on the efficient and uninterrupted operation of our computer and communications systems. Any system failure, including network, software or hardware failure, that causes an interruption in our service or decreases the responsiveness of webstakes.com or the web sites of our clients could materially adversely affect our business. webstakes.com could also be affected by computer viruses, electronic break-ins or other similar disruptions. Our insurance policies have coverage limits of $775,000 per occurrence and therefore may not adequately compensate us for any losses that may occur due to any interruptions in our service.

Frontier GlobalCenter, Inc. maintains all of our production servers at their Manhattan Data Center. Our operations depend on Frontier's ability to protect its own systems and our systems against damage from fire, power loss, water, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. Any disruption in the Internet access provided by Frontier could have a material adverse effect on our business, results of operations and financial condition.

WE DEPEND ON THE CONTINUED VIABILITY OF THE INTERNET INFRASTRUCTURE.

Our success depends upon the development and maintenance of a viable Internet infrastructure. The current Internet infrastructure may be unable to support an increased number of users. The timely development of products such as high-speed modems and communications equipment will be necessary to continue reliable Internet access. Furthermore, the Internet has experienced outages and delays as a result of damage to portions of its infrastructure. Such outages and delays, including those relating to Year 2000 problems, could adversely affect webstakes.com and the level of traffic on our customers' web sites. The effectiveness of the Internet may decline due to delays in the development or adoption of new standards and protocols designed to support increased levels of activity. If such new infrastructure, standards or protocols are developed, we may be required to incur substantial expenditures to adapt our services to the new technologies.

LAWS AND REGULATIONS PERTAINING TO THE INTERNET MAY ADVERSELY AFFECT OUR
BUSINESS.

There are an increasing number of laws and regulations pertaining to the Internet. These laws and/or regulations may relate to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and the quality of products and services. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could decrease the demand for our promotion services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

OUR OFFICERS AND DIRECTORS MAY CONTROL US

Our executive officers and directors in the aggregate, beneficially own approximately 40.6% of our common stock. These stockholders may be able to effectively exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us, which could have a material adverse effect on our stock price.

FUTURE SALES OF OUR COMMON STOCK BY OUR EXISITING STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE

The market price of our common stock could decline as a result of sales of shares of common stock by our existing stockholders or the perception that these sales could occur. If our shareholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, in the public markets, then the market price of our common stock could fall. Restrictions under the securities laws and certain lock-up agreements limit the number of shares of common stock available for sale in the public market. In connection with our recent initial public offering, holders of 10,641,244 shares of our common stock and options and warrants to purchase 423,704 shares of our common stock have agreed not to sell any such securities for 180 days after the initial public offering, without the prior consent of Bear Stearns & Company, the lead underwriter of the initial public offering.

OUR COMMON STOCK PRICE IS LIKELY TO REMAIN HIGHLY VOLATILE

The market price of our common stock has been and will likely continue to be highly volatile. The stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly Internet related companies, have been highly volatile. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against the company issuing the securities. This type of litigation could result in substantial costs and a diversion of our management's attention and resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations. Webstakes.com's results of operations, financial position and cash flows are not materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar.

Market Risks. Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result, Webstakes.com does not anticipate any material losses in this area.

Interest Rate Risk. Our investments are classified as cash and cash equivalents with original maturities of three months or less. Therefore, changes in the market's interest rates do not affect the value of the investments as recorded by Webstakes.com.


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

NONE.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(A) Changes in Securities:

NONE.

(B) Use of Proceeds:

Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced on September 24, 1999, is as follows as of September 30, 1999:

Shares registered:                                             3,575,000

Aggregate price of offering amount registered:               $50,050,000

Shares sold:                                                   3,575,000

Aggregate price of offering amount sold                      $50,050,000

Director or indirect payments to directors,
   officers, general partners of the
  issuer or their associates, to persons
  owning ten percent or more of any class
  of equity securities of the issuer and to
  affiliates of the issuer:                                          $-0-

Direct or indirect payments to others:                        $5,070,641

Net offering proceeds to the issuer after
  deducting expenses:                                        $44,979,359

Detail uses to date:

Working capital reserves:

Temporary investments in cash and cash equivalents:          $44,979,359

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

NONE.

ITEM 5. OTHER INFORMATION

NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits. The following is a list of exhibits filed as part of this report on Form 10-Q. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous is indicated parenthetically except for those situations where the exhibit number was the same as set forth below.


Exhibit Number   Description
--------------   -----------

3.1(1)           Certificate of Incorporation
3.2(1)           Certificate of Amendment to the Certificate of Incorporation,
                 dated February 23, 1999
3.3(1)           Certificate of Amendment to the Certificate of Incorporation,
                 dated January 17, 1999
3.4(1)           Certificate of Amendment to the Certificate of Incorporation,
                 dated June 11, 1999
3.5(1)           Amended and Restated Bylaws
3.6*             Amended and Restated Bylaws dated September 29, 1999
10.1(1)(2)       Netstakes, Inc. Stock Option Plan
10.2(1)(2)       1999 Equity Compensation Plan
10.3(1)          Master Lease Agreement No. L6731 with Leasing Technologies
                 International, Inc. dated November 19, 1999
10.4(1)          Master Service Agreement between Registrant and Frontier Global
                 Center dated February 8, 1999
10.5(1)(2)       Letter Agreement between Registrant and Steven H. Krein, dated
                 June 11, 1999
10.6(1)(2)       Letter Agreement between Registrant and Daniel Feldman, dated
                 June 11, 1999
10.7(1)          Stock Purchase Agreement dated June 11, 1999
27.1*            Financial data schedule

*     Filed herewith.
(1) Filed as an exhibit to the Registrants Registration Statement on Form S-1 (Registration No. 333-80593) filed with the Commission on June 14, 1999, amended and incorporated herein by reference.
(2)   Compensatory plans and arrangements for executives and others.

(B)   Reports on Form 8-K

NONE.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 15, 1999                   Webstakes.com, Inc.



                                          By: /s/ Thomas E. Brophy
                                              ----------------------------------
                                                  Thomas E Brophy
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer Duly
                                                  Authorized Officer)