Form 10-K
period 1999-12-31
PROMOTIONS COM INC
filed 2000-03-30
CIK 1088024

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 1999     Commission File No.: 000-27411

                              Promotions.com, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                       13-3898912
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification Number)

          11 West 19th Street
          New York, New York                                 10011
 (Address of principal executive offices)                 (Zip Code)

                                 (212) 242-8800
              (Registrant's telephone number, including area code)
        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.001 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes: |X| No:|_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 1, 2000: $ 116,642,832*

Common Stock outstanding at March 1, 2000: 14,241,244

Documents Incorporated by Reference

      The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 2000, which definitive proxy statements shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

            *Includes voting stock held by third parties which may be deemed to be beneficially owned by affiliates, but for which such affiliates have disclaimed beneficial ownership.

--------------------------------------------------------------------------------

                              Promotions.com, Inc.
                         (Formerly Webstakes.com, Inc.)
                         1999 Annual Report on Form 10-K

                                TABLE OF CONTENTS

PART I

Item 1.    Business .........................................................  3
Item 2.    Properties........................................................ 12
Item 3.    Legal Proceedings ................................................ 12
Item 4.    Submission of Matters to a Vote of Security Holders............... 12

PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters............................................... 13
Item 6.    Selected Financial Data .......................................... 14
Item 7.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations ................. 15
Item 7A.   Quantitative and Qualitative Disclosures about
           Market Risk....................................................... 25
Item 8.    Financial Statements and Supplementary Data ...................... 25
Item 9.    Changes in and Disagreements with Accountants
           and Accounting and Financial Disclosure .......................... 42

PART III

Item 10.   Directors and Executive Officers of the Registrant ............... 42
Item 11.   Executive Compensation ........................................... 42
Item 12.   Security Ownership of Certain Beneficial Owners and Management ... 42
Item 13.   Certain Relationships and Related Transactions.................... 42

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K .. 42

SIGNATURES .................................................................. 44

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

Promotions.com, Inc. is a leading provider of technology-driven direct marketing and promotion solutions to advertisers, agencies, Web publishers and e-commerce merchants worldwide. We provide a broad range of promotion, technology and data products and services. Our products and services are designed to increase brand awareness, stimulate sales and enhance the effectiveness of our customers promotion and marketing campaigns on the Internet and through other media. Our patent-pending iDIALOG(TM) technology is the platform for most of our solutions and enables our customers to use preselected criteria to deliver targeted offers to consumers during a promotion. During the year ended December 31, 1999, we served promotions and offers for more than 220 customers.

Our revenues are derived from three principal sources as follows:

      PROMOTIONS.COM CUSTOM SOLUTIONS. Promotions.com CUSTOM SOLUTIONS provides the infrastructure, technology and creative solutions enabling customers to run integrated Internet promotions under their own brand name on their own Web sites. Customers include NBC, The Sharper Image, Road Runner and Compaq Computer Corporation, among others.

      WEBSTAKES.COM. WEBSTAKES.COM is a leading media property and promotion portal that offers advertising and promotion solutions to marketers, including ESPN.COM, Disney, Freeshop and Lifeminders, among others. WEBSTAKES.COM offers hundreds of promotions and offers in 16 targeted interest categories. Each category is designed to appeal to consumers with a specific interest and includes prizes and offers related to the theme of the interest category. We deliver targeted promotional offers on WEBSTAKES.COM while consumers are entering our promotions using our iDIALOG(TM) technology.

      PROMOTIONS.COM DIRECT. Promotions.com DIRECT, is a leading provider of opt-in promotion email products and permission email marketing services. We have developed a comprehensive database of more than 4 million demographic profiles. We use our proprietary database and our iDIALOG(TM) technology to generate leads, increase response rates and help our customers profit from their email marketing campaigns.

The Internet has emerged as an attractive medium for promotions due to the rapid growth in the number of Web users, the amount of time such Web users spend on the Web, the increase in electronic commerce, the interactive nature of the Web, the Web's global reach and a variety of other factors. Promotions and direct marketing are used by marketers to stimulate consumer spending. Promotions are designed to stimulate an immediate action and could include a product purchase, a request for further information or a visit to a place of business for the purchase of a specific product or service. American businesses spent $85.4 billion on promotion marketing in 1998, a 7.6% increase over 1997, according to PROMO Magazine. Promotions include sweepstakes, premium incentives, product samples, coupons, points and loyalty programs, rebates (cash incentives paid upon a purchase), games, contests, and promotional research.

Forrester Research, Inc. estimates that Internet promotions are three to five times more effective than traditional promotions. Forrester estimates that 50% to 70% of total Internet marketing budgets will be spent on promotions over the next five years, compared to less than 15% of Internet marketing budgets currently being spent on promotions.

We believe that in addition to the tremendous growth potential of the domestic promotion market, markets outside the U.S. will become an increasingly important component of Internet promotions.

iDIALOG(TM) TECHNOLOGY OVERVIEW

Many of our products and services are powered by our patent-pending iDIALOG(TM) technology, which enables centralized offer delivery, consumer lead generation, and reporting. We use our unique iDIALOG(TM) technology to deliver promotional offers to consumers as they participate in our promotions. We direct a customer's offer to consumers based on the consumer's demographic profile or their responses to personalized questions generated in earlier promotions by our iDIALOG(TM) technology. The following steps illustrate how consumers utilize our iDIALOG(TM) technology when participating in promotions:

      1. Web user enters a promotion utilizing the Company's iDIALOG(TM) technology.

      2.    Web user selects the prize incentive they are interested in winning.

      3. iDIALOG(TM) receives the request and checks if the Web user has already voluntarily registered in our database.

      4. If the Web user has not completed the initial voluntary registration in our database, they are presented with a registration form to complete. Upon completion of the registration form, the Web user's browser requests a targeted offer from a Promotions.com server.

      5. If the Web user is already registered in our database, the Web user's browser requests a targeted offer from a Promotions.com server.

      6. Promotions.com iDIALOG (TM) then compares the Web user's profile with the targeting criteria of the hundreds of offers available in its database and instantly delivers a dynamically targeted offer. The Web user can 'opt-in' or 'pass' on the targeted offer.

      7. Our servers then direct the Web user's browser to the marketers desired targeted destination.

Our iDIALOG(TM) technology dynamically targets and delivers offers to Web users based on pre-selected criteria, including the promotion category, age, gender, time of day and regional geographic location. Because iDIALOG(TM) technology is Web-based, continuous enhancements to the technology can be made without the need for our customers to upgrade or purchase new equipment or software upgrades. We continue to enhance and develop our patent-pending iDIALOG(TM) technology platform. Enhancements of the iDIALOG(TM) technology have allowed for the development of additional features, including (i) instant win games, (ii) promotional email and (iii) iDIALOG(TM) KIDSAFE technology which provides marketers with the ability to run promotions compliant with the Children's Privacy Act of 2000.

PROMOTIONS.COM CUSTOM SOLUTIONS

Promotions.com CUSTOM SOLUTIONS provides customers the opportunity to run a promotion on the customer's own Web site under its own brand name with an appearance that is unique and consistent with its own Web site design, while using our infrastructure and proprietary technology. Our custom solutions are designed to integrate the online and offline promotional objectives of our customers to maximize a campaign's effectiveness. Our custom solutions provide marketers with a portfolio of targeting products and services, in-depth consumer profiles and comprehensive reporting to develop customized solutions, which create accountability and greater returns for their promotional spending. Promotions.com CUSTOM SOLUTIONS utilizes iDIALOG(TM) technology to facilitate and support its Internet promotions. Marketers benefit from the iDIALOG(TM) technology by improving the effectiveness of the promotion on their Web sites and allowing them to make targeted offers to Web users as they are participating in their promotions. Our Custom Solutions services range from simple syndications of pre-existing promotions produced by Promotions.com to custom promotions that require development efforts and ongoing technical services. A client can choose a complete promotion package or any one or a combination of specific services. We guide custom solutions customers through the promotion-creation process and allow customers to choose those features appropriate for their promotion. Customers generally select their own prizes or offers for the promotion, and we tailor the other aspects of the promotion to help them meet their goals and objectives. Custom promotions often include lead generation through email campaigns and management reports.

Web users entering Custom Solution promotions register for prizes through our technology and registration process. This enables our Custom Solution customers to use our technology to offer our one-time lifetime registration, which makes it easier for their visitors to enter our sweepstakes or a series of promotions run by our customers. Customers of Promotions.com CUSTOM SOLUTIONS have included Autobytel.com, Hyundai, NBC, Netscape, Panasonic, The Sharper Image, Toshiba and Universal Studios, among others.

We provide the technological, business and creative infrastructure necessary to effectively produce and conduct online promotions on a cost-effective basis. These capabilities include the following:

      Creative Services
            o Theme, naming and concept development of promotions--create appropriate prize interest categories; create theme-based and custom solution promotions
            o Promotion design and production--create and produce visually attractive, easy-to-use promotions

      Automation of Process
            o Collection and maintenance of demographic information--manage data provided by member registration, prize selection and other member activity
            o Promotion research--measure effectiveness of promotions; suggest alternatives to better satisfy client goals
            o Winner selection, notification and affidavit collection--select winners in compliance with sweepstakes laws; collect affidavits; verify accuracy of information provided by winner
            o Customer service--respond to email questions o Promotion support services--handle postal entries; provide lists of winners
            o Legal compliance services--distribute IRS Form 1099's as required; create and provide official rules

      Fulfillment
                  o Prize selection and acquisition--select appropriate prizes; acquire prizes from suppliers
                  o     Prize fulfillment--arrange for shipment of prizes

WEBSTAKES.COM PROMOTIONS PORTAL

WEBSTAKES.COM is a media property and promotions portal organized by categories of interest to consumers. WEBSTAKES.COM enables marketers to benefit from the dynamic offer matching, targeting and delivering functionality provided by our iDIALOG(TM) technology. As a result, marketers can customize their opt-in offer delivery on WEBSTAKES.COM within specific categories of interest, within specific promotions, or by targeting based on a variety of factors including user interest and user geographical location. We generate revenues from the sale of sponsorships and advertising on WEBSTAKES.COM. To capitalize on the global reach of the Internet, we intend to establish WEBSTAKES.COM internationally.

Every time a consumer enters a promotion on WEBSTAKES.COM, our iDIALOG(TM) technology enables our customers to present them with an offer for products or services and requests permission to send them follow-up information relating to such offers. Our iDIALOG(TM) technology targets these opt-in offers based upon our members' demographic profiles and interests. Responses to these questions are stored in our database, and we send follow-up emails to our members if we have been granted permission to do so. Each time a member enters a promotion or answers or responds to a iDIALOG(TM) question, our database is updated to include such information.

WEBSTAKES.COM services are most typically sold in sponsorship packages, each of which includes a combination of WEBSTAKES.COM services tailored to satisfy a customer's objectives. The choice and level of services included in a sponsorship package is determined by the level of sponsorship selected by the customer. Our sponsorship packages vary by:

o     the number of interest categories in which a customer's logo appears;

o the size of the customer's logo, and whether a text message accompanies the logo;

o the number of guaranteed impressions or visitors delivered to a customer's logo, advertisement or Web site;

o the number of times a customer's offer appears in the Webstakes Update newsletter; and

o     the number of email campaigns.

We display the banners and logos of our sponsors on various pages throughout WEBSTAKES.COM. After a consumer completes an entry in one of our promotions, we typically deliver them to a page from one of our sponsor's Web sites which effects a click-through to our customer's Web site.

Webstakes.com features promotions produced and created by Promotions.com in addition to a listing of promotions created by other companies. These promotions offer consumers the opportunity to win products and cash prizes, free travel, gift certificates and to receive coupons for discounts on purchases from leading merchants 24 hours a day, seven days a week. When they participate in our promotions, consumers may also request to receive offers and information about our customers' products through our iDIALOG(TM) technology. iDIALOG(TM) allows us to target offers based on the consumer's demographic profile and interests.

Since its inception in 1996, WEBSTAKES.COM has offered consumers a chance to receive offers and win prizes in different interest categories. Each category is designed to appeal to consumers' specific interests and includes promotional offers and prizes related to the theme of the interest category. Presently, there are 16 Prize Club interest categories:

      o    Auto
      o    Books & Music
      o    Business & Finance
      o    Campus
      o    Computing Products
      o    Family & Kids
      o    Fashion & Beauty
      o    Games & Casino
      o    Gifts, Flowers & Food
      o    Home Sweet Home
      o    House & Home
      o    Mind Your Business
      o    Sports & Health
      o    Travel & Outdoors
      o    TV, Movies & Video
      o    Webstakes@The Movies

In addition, several special promotions run at different times throughout the year on WEBSTAKES.COM. These include promotions designed around holidays such as Mother's Day and Christmas and events such as the Super Bowl, movie premiers and the Academy Awards. At any given time, there are typically sweepstakes for over 100 prizes available on WEBSTAKES.COM. We have recently introduced a variety of new information and features on WEBSTAKES.COM, including interactive content and comprehensive listings about a broad array of online promotions. For example, we recently introduced an instant win game on WEBSTAKES.COM. After entering their email address and/or registering to become a WEBSTAKES.COM member (if not already a member) they receive a game card that can be "scratched-off" by moving their mouse back and forth to expose images that determine whether they have won a prize. We have also introduced a variety of other interactive games and contests, an extensive listings of coupon offers, free samples and other promotions available online.

Membership Registration and Newsletter Subscriptions

Visitors to WEBSTAKES.COM must register as members to participate in our promotions and receive targeted opt-in offers. Visitors become members by completing our one-time registration form that requires them to provide certain demographic information. Once this information is provided, a visitor becomes a lifetime member and never has to provide the registration information again, other than to update any changed information, to enter any other promotion on WEBSTAKES.COM.

Many of our members choose to subscribe to our WEBSTAKES.COM newsletter. We publish both a weekly edition, the Webstakes Update, which currently has more than 2.1 million subscribers, and a daily edition, the Daily Reminder, which currently has more than 850,000 subscribers. These newsletters are 100% opt-in meaning that they are only distributed to members who have specifically requested to receive them, either during our registration process, through an iDIALOG(TM) offer or some other venue. The newsletters provide an important means for us to communicate with our members and to provide them with information about our promotions and about special offers from our customers.

Affiliate Program

Our Affiliate Program allows a member to put a free link to the WEBSTAKES.COM Affiliate Program sweepstakes on their personal home page. Members with their own personal Web site can request the information necessary to feature a WEBSTAKES.COM banner on their Web page. We have received more than 23,000 requests for this information. A visitor to a member's personal home page can click on the WEBSTAKES.COM banner, register as a WEBSTAKES.COM member and enter a monthly $1,000 sweepstakes run exclusively for the Affiliate Program. After entering the special sweepstakes, the visitor is taken to the WEBSTAKES.COM home page and can then enter other WEBSTAKES.COM promotions. Every affiliate is automatically entered into a special monthly $500 sweepstakes we conduct to encourage participation in the Affiliate Program. This program can make personal home pages more fun while at the same time increasing the exposure of WEBSTAKES.COM.

Tell-A-Friend

We also promote awareness of WEBSTAKES.COM and its promotions through our Tell-a-Friend Program, which enables recipients of our email and Webstakes Update, as well as visitors to WEBSTAKES.COM, to forward any promotion to friends and family via email, and provides incentives to members who tell others about WEBSTAKES.COM.

PROMOTIONS.COM DIRECT

Our third revenue source, Promotions.com DIRECT was launched in January 2000 and provides marketers with access to the company's database of opt-in consumers. DIRECT provides comprehensive direct marketing services including email campaign management and lead generation. Our services enable marketers to target their products and services to consumers who have opted-in to receive such offers. These consumers can opt-out, or unsubscribe from receiving such offers, at any time.

We provide access to our opt-in list, email delivery services and promotional tools to enhance email results as follows:

      EMAIL ADDRESS LIST RENTAL. We provide marketers a solution to reach consumers fitting their targeted criteria to help achieve maximum response rates to their offers. Promotions.com manages email campaigns on behalf of direct marketers enabling them to precisely target emails based on the full demographic profiling available in our database. We support more than 20 different selection criteria. Our direct marketing staff can provide assistance with email address list recommendations. Full creative services are available including copywriting and design of html email messages.

      TRACKING AND REPORTING. Through our systems, we can provide real-time email campaign results to our customers.

      PROMOTIONAL ENHANCEMENTS. We have developed several techniques for improving the response rates of our customers' email marketing campaigns through the inclusion of promotional tools in their marketing messages. Essentially, we can include a simple sweepstakes offer or instant win game card as part of any direct marketing campaign.

Opt-in email offers three key advantages to businesses as compared to direct mail marketing and online banner advertising:

      SPEED. Opt-in email campaigns can be prepared and sent out within hours, unlike direct mail campaigns that can take weeks to produce at printers and lettershops. Email campaign results begin within moments of transmission, with most responses received in 2-3 days. Direct mail campaigns can take weeks to accumulate responses.

      RESPONSIVENESS. Opt-in email campaigns typically generate higher response rates than direct mail or online banner campaigns. Forrester Research estimates that opt-in email campaigns generated click-through rates of between 14.0-22.0% (March 1999). These click-through rates greatly exceed both online banner response rates of between .5 - 1.0% and direct mail response rates of between 1.0-2.0%. We also believe that our ability to add promotional components into our email campaigns results in our list generating higher response rates than other email lists on the market.

      COST. Opt-in email campaigns are less expensive than direct mail campaigns. Forrester Research estimates that the typical cost for email campaigns per email message sent (including list rental and transmission) is 20-25 cents. This compares to an average cost of 60 cents per delivery for a direct mail campaign, including list rental, printing, postage and processing fees. While banner ads may cost less than email campaigns on a CPM (cost per thousand) basis, banner campaigns often end up costing more due to low response rates.

We have only recently begun offering customers the opportunity to send emails to our database as part of stand alone marketing efforts where we will charge on a CPM basis. However, based on the feedback we have received to date, we believe there is sufficient demand in the marketplace to warrant this type of service. Forrester estimates that by 2004, US marketers will send 200 billion emails generating a $1.6 billion opportunity for list owners. In the short time that we have offered this service, our customers include Hewlett Packard, Bell South, eNews and Buildscape, among others. Our service allows demographic selection of email addresses based on the self-reported data provided by our members when they initially registered with us. Selection is also based on behavior of consumers while on WEBSTAKES.COM including category and prize affinity, answers to survey questions and response to direct marketing offers. By maximizing the demographic information that we receive from our members, we can effectively target offers to consumers for our customers.

Our Promotions.com DIRECT opt-in database offers marketers the opportunity to reach more than 2.3 million consumers via email. We provide leading marketers and e-commerce retailers the opportunity to access a selection of targeted email lists designed to achieve maximum response to their offers.

The goal of Promotions.com DIRECT is to become a leader in opt-in direct marketing promotion solutions on the Internet and to provide promotional tools that can be used to enhance online direct marketing efforts for ourselves, our direct marketing customers, as well as other direct marketing service providers. Key elements of our strategy include the following:

      ENRICH OUR DATABASE WITH TRANSACTIONAL DATA. We can learn more about our members every time they visit our Web site, WEBSTAKES.COM. Every time one of our members registers to win a prize, this information enhances our knowledge about the types of products and services they are interested in. Our members are also continually responding to direct marketing offers through our iDIALOG(TM) direct marketing system, which provides us with further understanding of their interests. We intend to offer marketers the opportunity to make selections from our membership database based on these additional criteria.

      DEVELOP NEW INTERNET MARKETING PRODUCTS AND SERVICES. We intend to expand our direct marketing services to enable direct marketing emails to include incentive programs and other promotional tools such as sweepstakes and instant win games. The tools that we offer will work in the context of emails we distribute to our members under the WEBSTAKES.COM brand, and they will also work with third party mailings sent by our marketing customers under their own brand names as well as mailings sent by other Internet direct marketing companies.

      EXPAND OUR SALES CHANNELS. We have recently entered into an arrangement with a list manager pursuant to which they will be marketing our opt-in email list to the list brokerage community. This arrangement facilitates our access to traditional direct marketers seeking to run email campaigns. We will also continue to engage in direct sales to our customer base.

OUR TECHNOLOGY PLATFORM

Promotions.com proprietary iDIALOG(TM) technology serves as the enabling platform for all of our solutions. This centralized promotion management technology, resident on our servers, is linked to every promotion and instantaneously completes the dynamic offer matching, targeting and delivering functions. In 1999, our iDIALOG(TM) technology generated approximately 3.7 million leads worldwide. iDIALOG(TM) is a promotion tracking and reporting tool. Detailed daily online performance reports allow marketers to actively monitor and react to the success of particular promotions, marketing campaigns and Web site traffic patterns. We have leveraged the iDIALOG(TM) technology to develop additional promotional products including (i) instant win games, (ii) tell-a-friend, (iii) match and win and (iv) promotional email and (v) iDIALOG(TM) KIDSAFE technology which provides marketers with the ability to run promotions compliant with the Children's Privacy Act.

Our operating infrastructure is designed to support the creation and delivery of millions of page views each day. This infrastructure currently uses hundreds of application, Web and database servers to provide timely and efficient delivery of our services to customers and members. Our servers run on Sun Solaris and Linux. Our standard database system is Oracle.

We have developed a broad array of information systems to perform site management, Web user interaction, tracking, searching, transaction processing and fulfillment functions. When available, our systems use third-party licensed technologies to augment internally developed software. We focus our development efforts on improving and enhancing our specialized tools with the goal of automating as many processes as possible to increase member and customer satisfaction.

Our iDIALOG(TM) technology consists of three integrated systems: a publishing system, an Internet promotion engine and a data processing system, all of which are supported by relational databases and multi-dimensional data warehousing systems.

Publishing System

The publishing system contains the relevant information about our promotions, including prizes, interest categories and customers. Once a customer's offer or advertisement has been designed, each component, such as color, text and graphics, is published as data objects in our Oracle relational database management systems. Various combinations of these data objects are accessed and published to the promotion.

Internet Promotion Engine

When a member visits a promotion, the Internet promotion engine creates a Web page of various data objects by accessing the online Oracle databases. The components of each Web page are dynamically generated based on the demographic characteristics and preferences of the member, The Internet promotion engine also deploys email campaigns to members on an opt-in basis based on information stored in the Oracle databases. The online promotion engine uses a combination of Java, Linux and Netscape and Apache Webservers as the vehicle to interact with the Oracle databases. This software handles all transactional events and queries, updates the Oracle databases and manages WEBSTAKES.COM, which is designed to give members a convenient and safe environment to register for offers.

Data Processing System

Our data processing system retrieves member demographic data from our Oracle databases through the Internet promotion engine, processes the data, creates and issues offers to members and manages all winner selections. The system was designed to give employees and customers instant online access to information related to specific promotions. Our salespeople can access member profiles to search and analyze demographics and usage patterns to suggest promotions and offers to customers. Generally, only aggregate data, and not individual member profiles, is available to our customers. Members decide whether their data may be used by third parties.

The structure of our hardware and software is designed to allow for rapid expansion while maintaining our desired Web user performance standards. In the rapidly changing Internet environment, we believe that the ability to update an application to stay current with new technologies is important. Our system design allows for the additional, modification or replacement of applications in a cost-efficient and expeditious manner. We continually evaluate emerging technologies and new developments in Web technologies with the objective of optimizing our member and customer interfaces, Web site features and operational systems.

Our Internet connectivity is provided by Frontier GlobalCenter. We have entered into an Internet-hosting agreement with Frontier to maintain all of our production servers at Frontier's New York and California data centers. Frontier provides comprehensive facilities management services, including human and technical monitoring of all production servers 24 hours per day, seven days per week. Frontier provides unlimited bandwidth and redundant connectivity for our servers to communicate with the end users. The facility has two independent uninterruptible power supplies, as well as two independent diesel generators designed to provide power to the systems within seconds in the event of a power outage. We safeguard our information using large RAID devices. We have backup copies of all of our programs and data at an offsite location.

OUR STRATEGY

Our objective is to be the leading provider of global Internet promotion solutions. Key elements of our strategy are to:

      PROVIDE THE MOST COMPREHENSIVE INTERNET PROMOTION SOLUTIONS. We intend to leverage the information aggregated from the millions of individual Web users that visit our promotions on WEBSTAKES.COM and the Web sites of marketers using the CUSTOM SOLUTIONS service to further enhance our existing solutions and facilitate the development of additional solutions. We believe that our proprietary iDIALOG(TM) technology and the experience and knowledge gained through the delivery of thousands of Internet promotions provide us with a significant competitive advantage over other Internet promotion solutions providers. We intend to leverage our technology, our demographic profile database and promotion expertise to continue to develop new solutions and technological capabilities that meet the needs of marketers. In addition, we intend to continue to add new features and functionality to our iDIALOG(TM) technology.

      INCREASE THE SIZE OF OUR DATABASE OF DEMOGRAPHIC PROFILES. We seek to continually expand the size of our profile database and deepen our proprietary database to provide a large audience to our marketers and the ability to more accurately target messages for our customers. To increase the size of our database, we use a variety of approaches, including online advertising, offline acquisitions programs, referrals, strategic partnerships and Custom Solutions. We increase the depth of our database each time a person enters a promotion created by Promotions.com from which we collect demographic and behavioral data. As more people enter our promotions, and with each additional contact with each person, the extent and precision of our information continues to grow. We intend to use our growing database and our knowledge and experience to assist customers to tailor offers and encourage future participation in Internet promotions.

      ENHANCE AND EXPAND WEBSTAKES.COM. By enhancing and expanding WEBSTAKES.COM, we believe that it will become a leading solution for marketers worldwide. We intend to expand WEBSTAKES.COM by continuously adding additional promotions, new categories of interest and a full array of promotion tools. Any such additions will be required to meet the strict inclusion and maintenance criteria in order to ensure that they will continue to provide the desired audiences for marketers. We also plan to continue to enhance WEBSTAKES.COM by introducing additional promotional tools.

      EXPAND CUSTOM SOLUTIONS & DIRECT SERVICES. We provide promotion services to marketers that need full-service promotion solutions. We intend to continue to focus on identifying appropriate marketers that may be interested in utilizing our Promotion solutions.

      EXPAND SALES AND MARKETING. We believe that a strong sales and marketing organization is essential to effectively sell and market Internet promotion solutions. We intend to continue to expand our sales and marketing efforts. We believe that brand awareness of Promotions.com and its solutions is critical to its success given the emerging nature of the Internet promotion market. As a result, we are targeting our efforts to marketers in order to establish and expand the recognition of its corporate identity and service offerings through its Web site, advertisements within trade publications, direct mail, promotional activities, trade show participation and other media events. From January 1, 1999 to December 31, 1999, our sales and marketing organization increased from 17 people to 62 people. We have entered into an agreement with Excite to market our promotions on Excite.com, MatchLogic and with NBC to advertise on national television and NBC.com.

      EXTEND GLOBAL PRESENCE. We are developing our products and services internationally. We believe that our products and technology can both help U.S.-based businesses to reach international consumers and help international businesses to reach U.S. and international consumers. We intend to open sales offices in selected foreign countries and to employ non-exclusive sales agents to expand international sales. We also intend to create foreign language promotion services to increase foreign sales.

SALES AND MARKETING

UNITED STATES

We sell our promotion and direct marketing solutions in the United States through a sales and marketing organization that consisted of 62 employees as of December 31, 1999. These employees are located at our headquarters in New York, NY and in our office in San Francisco, CA. Our sales organization is divided into dedicated groups that separately sell our services and product offerings, and within these groups, our sales representatives are further divided into separate teams to serve the needs of our diverse client base.

We have created sales subgroups for each of the industry categories we serve. Salespeople are assigned to a particular industry category in order to develop an in-depth understanding of the evolving needs of a particular category and the marketers within such category. This expertise allows us to more effectively manage existing categories and take advantage of opportunities to expand into additional categories.

To support our direct sales efforts and to actively promote the Promotions.com brand, we conduct comprehensive marketing programs, including public relations, print advertisements, online advertisements, trade shows and ongoing customer communications programs.

INTERNATIONAL

Promotions.com is in the process of expanding its operations worldwide through the creation of strategic business relationships. Such relationships enable us to leverage the local marketplace knowledge of our business partners. As we continue to expand internationally, we intend to expand our direct sales and marketing capabilities to create direct sales organizations in certain international markets and, in other markets, to enter into strategic business relationships with companies having knowledge of the particular marketplace.

CUSTOMERS

We served approximately 220 customers in 1999 and approximately 125 customers in 1998. In 1999, our five largest customers accounted for approximately 17% of our revenues.

PRIVACY

We believe that it is important to build and maintain the trust of the consumers in our database. We are committed to maintaining the privacy of the consumers in our database and their personally identifiable information. We are a member of TRUSTe, an independent, non-profit initiative whose mission is to build Web users' trust and confidence in the Internet by promoting the principles of disclosure and informed consent. As a member of TRUSTe, we disclose our information practices on WEBSTAKES.COM and in our promotions, and we comply with specified information disclosure practices. During the registration process and thereafter, WEBSTAKES.COM visitors must grant us permission to send them the Webstakes Update and email offers from us and/or our customers. If Web users do not specifically authorize us to send them information, they will not receive email from us or our customers. We seek to ensure that our privacy policy satisfies consumer expectations and evolving Internet practices.

Promotions.com continues to promote the advancement of key privacy standards and is working with the Privacy Council, one of the nation's leading privacy consultancy groups to ensure the highest privacy standards on the Internet. Promotions.com has always valued the trust of its members, which has been a key to the Company's growth over the past four years. The Company maintains a 100% opt-in policy to ensure that the consumer always decides what type of marketing messages they receive from the Company.

The Federal Trade Commission, or FTC, adopted regulations effective April 21, 2000, regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites, with particular emphasis on access by minors. These regulations also include enforcement and redress provisions. The Company is implementing programs to ensure full compliance with the FTC regulations.

COMPETITION

Competition in the Internet promotion services market is intense. We expect competition in our market to continue to intensify as a result of increasing market size, greater visibility of the market opportunity for Internet promotion services and minimal barriers to entry. Competition may also increase as a result of industry consolidation, particularly among narrowly-focused promotion companies. We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

o     the success of the sales and marketing efforts of us and our competitors;
o the ease of use, performance, price and reliability of promotions developed by us and our competitors; and
o the timing and market acceptance of new services developed by us and our competitors.

The online promotion services market is highly fragmented, with many companies focusing generally on only one aspect of the promotions market. We also compete with offline promotion companies, large Internet publishers, search engines and other portal companies, a variety of Internet advertising networks and other companies that facilitate the marketing of products and services on the Internet.

Please see "Risk Factors - We face significant competition, and we may not be able to compete successfully" for a more detailed description of the risks of our competition.

Employees

As of December 31, 1999, we employed 121 people including 62 in sales and marketing, 45 in engineering and product development and 14 in finance, human resources, business operations and administration. We are not subject to any collective bargaining agreements and believe that our relationship with our employees is good.

CORPORATE INFORMATION

We were incorporated in New York on January 8, 1996 as Webstakes, Inc. We reincorporated in Delaware as Netstakes, Inc. on June 5, 1996 and we continued doing business under the name Webstakes. We changed our name to Webstakes.com, Inc. on June 11, 1999. On September 24, 1999, we completed our initial public offering of common stock, receiving net proceeds of approximately $44.9 million. On January 27, 2000, we changed our name to Promotions.com, Inc.

Our principal executive offices are located at 11 West 19th Street, 10th Floor, New York, New York 10011. Our telephone number at that location is (212) 242-8800.

ITEM 2. PROPERTIES

As of December 31, 1999, our principal offices were located in two separate facilities in New York, New York. These facilities consist of a total of approximately 12,850 square feet and are under leases, which expire in August 2000 and February 2002. We intend to consolidate our principal offices in the third quarter of 2000 to a larger facility and in January 2000 entered into a ten year lease for approximately 36,000 square feet of office space in New York, New York. This space is currently under construction to provide for the expansion of personnel and facilities. While this construction is ongoing, the Company is occupying temporary space of approximately 4,800 square feet. We also lease approximately 2,400 square feet of space for our sales and marketing efforts in San Francisco, California. We are continually evaluating our facilities requirements and believe, to the extent additional space will be required, such space will be available at market rates.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We have not declared or paid any dividends on our capital stock since our inception and do not anticipate paying dividends in the foreseeable future. Our current policy is to retain earnings, if any, to finance the expansion of our business. The future payment of dividends will depend on the results of operations, financial condition, capital expenditure plans and other factors that we deem relevant and will be at the sole discretion of our board of directors.

Market Information

Since our initial public offering on September 24, 1999, our common stock has been traded on the Nasdaq National Market. From September 24, 1999 through February 1, 2000, our stock traded under the symbol "IWIN" and since February 2, 2000, our stock trades under the symbol "PRMO." The following table sets forth the high and low closing prices of the common stock, for the periods indicated, as reported by the Nasdaq National Market.

                                                                High     Low
                                                                ----     ---
      Year Ended December 31, 1999
      Third Quarter (commencing September 24, 1999)........... $11.50   $8.88
      Fourth Quarter.......................................... $26.19   $6.28

The market price of our common stock is highly volatile and fluctuates in response to a wide variety of factors. See "Risk Factors- Our Common Stock Price is Likely to be Highly Volatile."

Holders

On March 1, 2000, we had approximately 52 holders of record of common stock. This does not reflect persons or entities who hold their stock in nominee or "street" names through various brokerage firms.

Use of Proceeds From IPO

Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced on September 24, 1999, is as follows as of December 31, 1999:

Shares registered:                                             3,575,000

Aggregate price of offering amount registered:               $50,050,000

Shares sold:                                                   3,575,000

Aggregate price of offering amount sold                      $50,050,000

Director or indirect payments to
 directors, officers, general
 partners of the issuer or their
 associates, to persons owning ten
 percent or more of any class of
 equity securities of the issuer and
 to affiliates of the issuer:                                       $-0-

Direct or indirect payments to others:                        $5,070,641

Net offering proceeds to the issuer after
  deducting expenses:                                        $44,979,359

Detail uses to date:*                                        $10,331,729

Working capital reserves:                                           $-0-

Temporary investments in cash and cash equivalents:          $34,647,630

* As of December 31, 1999, the proceeds used from our initial public offering were used towards payments due to Excite and Matchlogic and for working capital and general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read together with the financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7. The statement of operations for the years ended December 31, 1999, 1998 and 1997, and the balance sheet data as of December 31, 1999 and 1998, are derived from our audited financial statements included in this annual report. The statement of operations data for the period from January 8, 1996 (inception) through December 31, 1996 and the balance sheet data as of December 31, 1997 and 1996 has been derived from our audited financial statements not included in this annual report.

                                                                       Year Ended December 31,                 January 8, 1996
                                                             ------------------------------------------        (Inception) to
                                                             1999               1998               1997       December 31, 1996
                                                             ----               ----               ----       -----------------
                                                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
     Statement of Operations Data:
      Revenues ...................................       $    10,456        $     4,799        $     1,618        $        80

      Loss from operations .......................           (19,023)            (1,338)              (190)              (213)

      Net loss ...................................           (18,371)            (1,414)              (227)              (221)
      Net loss attributable to common
        stockholders .............................       $   (27,083)       $    (1,414)       $      (227)       $      (221)
                                                         ===========        ===========        ===========        ===========
      Basic and diluted net loss per share
        attributable to common
        stockholders .............................       $     (3.61)       $     (0.27)       $     (0.05)       $     (0.06)
                                                         ===========        ===========        ===========        ===========
      Weighted average shares of
        common stock used in
        computing basic and diluted net
        loss per share ...........................         7,502,575          5,181,356          4,278,916          3,999,576
                                                         ===========        ===========        ===========        ===========

The following table is a summary of our balance sheet as of December 31, 1999, 1998, 1997 and 1996.

                                                                                      As of December 31,
                                                                                      ------------------
                                                                   1999             1998               1997              1996
                                                                   ----             ----               ----              ----
                                                                                        (IN THOUSANDS)
     Balance Sheet Data:
      Cash ............................................          $34,648          $    18           $    85           $    24
      Working Capital .................................           41,605           (1,124)             (149)             (249)
      Total Assets ....................................           53,725            1,196               476               134
      Notes payable (excluding current
      portion) ........................................               --               67                --                --
      Total stockholders' equity
      (deficit) .......................................           47,856             (753)              125              (191)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Promotions.com contains forward-looking statements relating to the future events and the future events and the future performance of Promotions.com within the meaning of section 27A of the Securities Exchange Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties. Promotions.com's actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this report and in Promotions.com's other public filings on file with the Securities & Exchange Commission.

OVERVIEW

During 1999, revenue was generated primarily by promotion services. Principally all of the company's historical revenues have been derived from the sale of promotion services. We expect to derive substantially all of our revenues from the sale of promotion services for the foreseeable future.

We recognize revenues from promotion services ratably over the period during which we provide promotion services, provided that no significant obligations remain and collection of the resulting receivable is reasonably assured. Payments received from customers prior to providing promotion services are recorded as deferred revenue and are recognized as revenue ratably as the services are provided. With respect to revenue generated from our promotions portal, WEBSTAKES.COM, we generally guarantee a minimum number of impressions, or times that the customer's name, logo or other identifier appears in pages viewed by visitors to WEBSTAKES.COM, and/or times that our visitors are delivered to our customer's web site. To the extent that these minimum guarantees are not met, we defer recognition of the corresponding revenues until the guaranteed levels are achieved.

Promotion.com CUSTOM SOLUTIONS services provides custom turnkey solutions to create and manage promotions on a customer's own web site. Revenues are derived principally from contracts in which the company typically provides services for the administration and implementation of the promotion. The contracts typically include cancellation clauses ranging from 30 to 60 days. Since there are significant up front customized design work incurred before a promotion begins, the company recognizes the portion of revenue related to the customized design work at the time the work is performed. The remaining revenue is recognized ratably in the period in which the promotion is run, provided that no significant company obligations remain.

Revenues include revenues from barter transactions in which we exchange promotion services for advertising and prizes. Revenues from these barter transactions are recorded as promotion revenues at the lower of the estimated fair value of the goods or services received or delivered and are recognized when we deliver the promotion services. Advertising expenses related to barter are recognized when our advertisements are run on the reciprocal web site, which is typically in the same period as the corresponding barter revenues are recognized. Prize expenses related to barter are recognized when prizes are awarded. In 1999, barter revenues were 20% of our total revenues. We expect that, as our cash revenues grow, barter as a percentage of our revenues will decrease.

The period-to-period comparisons of our historical operating results should not be relied upon as indicative of future performance. Our annual report should be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in the rapidly evolving stages of the Internet market. Although we have experienced revenue growth in recent periods, we anticipate that we will incur operating losses for the foreseeable future due to a high level of planned operating and capital expenditures. In particular, we expect to increase our operating expenses in order to expand our sales force and marketing personnel and to develop, integrate and scale our technology.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 1999, 1998, and 1997

Revenues. Revenues primarily result from the sale of promotion services. Revenues were approximately $10.5 million for 1999, $4.8 million for 1998 and $1.6 million for 1997. We recorded barter revenues of approximately $2.1 million during 1999, $2.0 million during 1998 and $485,000 during 1997, representing approximately 20%, 42% and 30% of total revenues during those periods. The period-to-period growth in revenues was primarily attributable to the increasing number of marketers purchasing promotional services on the Company's on-line media property and purchasing CUSTOM SOLUTIONS as well as larger longer-term purchases by certain marketers. Approximately 220 customers purchased promotional services during 1999 as compared to approximately 125 in 1998 and 67 in 1997. No one customer accounted for more than 10% of total revenues or net accounts receivable for the years ended December 31, 1999 and 1998, and one customer accounted for 35% of total revenues for the year ended December 31, 1997. In 1999, 1998 and 1997, revenues from the Company's five largest customers accounted for 17%, 24% and 53% of total revenues, respectively. There can be no assurances that the online promotion market will grow, customers will continue to purchase promotional services, that customers will not make smaller and shorter term purchases, or that market prices for Web-based promotional services will not decrease due to competitive or other factors.

Product Development Expenses. Product development expenses include the personnel costs associated with the design and development of WEBSTAKES.COM, our promotions infrastructure and technology, as well as software licensing costs. Product development expenses were approximately $2.1 million or 20% of total revenues for 1999, $549,000 for 1998, or 11.4% of total revenues and $181,000 for 1997, or 11.2% of total revenues. The year-to-year increases in absolute dollars are primarily attributable to increases in the number of engineers that develop and enhance the features and functionality of WEBSTAKES.COM and, in 1999, the Company's increased focus on Promotions.com CUSTOM SOLUTIONS services and the roll-out of new products. Historically, we expensed our product development costs as incurred. However, in the first quarter of 1999, we began to capitalize the labor costs of improvements and betterments to our software under Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Such improvements and betterments include improving the functionality and navigability of WEBSTAKES.COM. Therefore, we have capitalized $196,000 of product development expenses for the year ended December 31, 1999 and are amortizing these costs over three years. We believe that timely deployment of new and enhanced products and technology is critical to attaining our strategic objectives. Accordingly, we intend to continue recruiting and hiring experienced product development personnel and to make additional investments in product development. Consequently, the Company expects to incur increased product development expenditures in absolute dollars in future periods.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of advertising costs, salaries and commissions of sales and marketing personnel, costs of trade shows, conventions and marketing materials and other marketing expenses. Sales and marketing expenses were approximately $19.9 million for 1999 or 190% of total revenues, $3.6 million for 1998, or 75.4% of total revenues and $1.1 million for 1997, or 67.4% of total revenues. The period-to-period increases in sales and marketing expenses reflect the growth of the Company and are due to increases in advertising costs, compensation expense associated with the growth of the Company's sales force and marketing personnel and an increase in sales commission associated with the increase in revenues. In 1999, the increase was primarily attributed to an increase in advertising costs associated with the Company's aggressive marketing strategy. The Company anticipates that sales and marketing expenses in absolute dollars will increase in future periods as it continues to pursue an aggressive marketing strategy through advertising and continues to expand its international operations, and continues to build its sales force.

General and Administrative Expenses. General and administrative expenses consist primarily of services and related costs of general corporate functions, including finance, accounting costs and facilities. General and administrative expenses were approximately $6.7 million for 1999, or 64% of total revenues, $2.0 million for 1998, or 41.0% of total revenues and $536,000 for 1997, or 33.1% of total revenues. The increases in general and administrative expenses were primarily attributable to increased salaries and related expenses associated with hiring additional personnel, and increased professional fees and facility expenses to support the growth of our operations. In addition, we incurred bonus expenses of $435,000 in 1999 related to the initial public offering. The increase was also due in part to an increase in allowance for doubtful accounts. This increase in the allowance for doubtful accounts was the result of an increase in cash revenues, an increase in the percentage of cash revenues reserved for doubtful accounts and the establishment of a reserve for one account for which collection is in doubt. We expect to incur additional general and administrative expenses as we hire additional personnel and incur additional costs related to the growth of our business and operation as a public company. We expect these expenses to include facilities expansion, investor relations programs and professional service fees. Accordingly, we anticipate that general and administrative expenses will continue to increase in absolute dollars. We expect that general and administrative expenses will follow the pattern for a growth company, increasing initially and then, once a certain revenue base is achieved, decreasing, as a percentage of revenue.

Interest Income, Net. Interest income, net of expense, consists primarily of interest earned on our cash balance and the interest expense on our outstanding debt. We recognized net interest income of approximately $652,000 for 1999, and net interest expense of $76,000 for 1998 and $37,000 for 1997. The increase was primarily attributable to a higher average cash balance, principally due to proceeds received from a private placement and initial public offering during 1999. Interest income in future periods is likely to go down as a result of a reduction in average cash balances maintained by the Company and changes in the market rates of its investments.

Income Taxes. No income tax benefit is reflected in the financial statements as a valuation allowance was provided for deferred tax assets relating to net operating losses. As of December 31, 1999, we had approximately $28.5 million of federal net operating loss carryforwards for tax reporting purposes to offset future taxable income. Our federal net operating loss carry forwards expire in the years 2012 through 2019.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private and public placement of equity securities and the incurrence of indebtedness. On September 24, 1999, we completed the initial public offering of 3,575,000 shares of common stock for gross proceeds of $50.1 million and net proceeds of $44.9 million, after deducting expenses of the offering.

Net cash used in operating activities was approximately $21.7 million (net of $5.7 million of MatchLogic & Excite expenses) for 1999, compared to approximately $1.5 million for 1998 and $125,000 for 1997. The increase in cash used in operating activities for 1999 was primarily due to the net loss of $18.3 million during the period which resulted from costs incurred to support the Company's sales and marketing efforts and the increased personnel required to manage the Company's growing operations combined with higher levels of accounts receivable resulting from increased revenues which was partially offset by increases in accounts payable and accrued expenses.

Net cash used in investing activities was approximately $2.3 million for 1999, $301,000 for 1998 and $203,000 for 1997. As of December 31, 1999, our principal capital commitments consisted of obligations outstanding under operating and capital leases. All net cash used in investing activities was used for capital expenditures, primarily the acquisition of equipment. We estimate that our capital expenditures will be approximately $8.0 million for 2000. We currently expect that our principal capital expenditures through 2000 will relate to improvements to our technical infrastructure and expansion of our headquarters.

Net cash provided by financing activities were approximately $64.4 million for 1999, $1.7 million for 1998 and $390,000 for 1997. Net cash provided by financing activities in 1999 was primarily attributable to our private placements and initial public offering. Net cash provided by financing activities in 1998 was primarily attributable to incurrence of indebtedness and, to a lesser extent, borrowings under a secured credit facility related to equipment financing. We borrowed $200,000 available under a credit facility in December 1997 to purchase equipment. To date, we have made all payments due under this equipment loan.

We have a financing agreement with a leasing company for the leasing of equipment in an amount up to $1.0 million in operating and/or capital leases, secured by certain accounts receivable and the equipment purchased pursuant to the agreement. To date, we have leased approximately $840,000 of equipment under the agreement. The leases have terms of up to three years and the interest rates under the leases range from 8 1/2% to 13%. We are required to make monthly payments of interest and principal under the leases.

We have a two-year sponsorship agreement with Excite under which Excite agreed to promote WEBSTAKES.COM through ad banner placements and links to WEBSTAKES.COM and its promotions on Excite.com, WebCrawler.com and Classified2000.com. We have prepaid Excite $5.6 million during 1999 for this two year agreement. At Home Corporation, the parent company of Excite, is one of our principal stockholders. Each quarter we recognize approximately $683,000 of expense related to this agreement.

We have a service agreement with MatchLogic, a wholly owned subsidiary of Excite, pursuant to which MatchLogic will provide ad serving and targeting, data processing, analysis, enhancement and other services to Promotions.com. The term of the agreement is two years. We have prepaid MatchLogic $13.1 million, during 1999 for this two-year agreement. Each quarter we recognize approximately $1.5 million of expense related to this agreement.

In June 1999, we redeemed all outstanding shares of class A mandatorily redeemable convertible preferred stock and 1,714,608 shares of common stock for an aggregate amount of $24.0 million. To finance the redemption and to provide working capital, we issued shares of new class B mandatorily redeemable convertible preferred stock to a group of investors, including among others, At Home Corporation, XL Ventures, a subsidiary of Big Flower Holdings, and Travelers, for an aggregate purchase price of $40.0 million. Upon completion of the initial public offering, the class B mandatorily redeemable convertible preferred stock automatically converted into 6,666,668 shares of common stock. The class A mandatorily redeemable convertible preferred stock and class B mandatorily redeemable convertible preferred stock are not be available for reissue. The excess of the consideration paid to the holders of the class A mandatorily redeemable convertible preferred stock over the carrying amount of the class A mandatorily redeemable convertible preferred stock represents a deemed dividend or return to the holders of the class A mandatorily redeemable convertible preferred stock of $8.7 million.

Our capital requirements depend on numerous factors, including the amount of resources the Company devotes to advertising and marketing our brand, the resources the Company devotes to expanding our sales and marketing capabilities, resources devoted to acquire or invest in complementary businesses, technologies, products or services or to invest in geographic expansion. Management believes that our cash on hand as of December 31, 1999 of $34.6 million together with cash flows will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for our existing business for the next 12 months based on our current rate of cash use. However, we will need to raise additional funds during 2000 in order to fund more rapid expansion, adopt a more aggressive marketing strategy or in response to competitive pressures. There can be no assurances that any required additional financing will be available on terms favorable to us, or will be available at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, develop or enhance our services, respond to competitive pressures or take advantage of acquisition opportunities. Any of these events could have a material adverse effect on our business, results of operations or financial condition.

                                  RISK FACTORS

An investment in our Company involves a high degree of risk. You should consider carefully the risks below, together with the other information contained in this annual report, before you decide to invest in our Company. If any of the following risks actually occur, our business, results of operations and financial condition could be harmed, the trading price of our common stock could decline and you could lose all or part of your investment.

RISKS RELATING TO OUR COMPANY AND OUR BUSINESS

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

WE HAVE NOT BEEN PROFITABLE AND MAY NOT BECOME PROFITABLE, IN WHICH EVENT OUR BUSINESS AND STOCK PRICE WOULD BE ADVERSELY AFFECTED.

To date, we have not been profitable. We may never be profitable, or, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur losses for the foreseeable future because we expect to continue to spend significant resources to expand our business. Although we have experienced revenue growth in recent periods, these growth rates may not be sustainable or indicative of future growth. We reported a loss of $18.4 million for the year ended December 31, 1999. As of December 31, 1999, our accumulated deficit was approximately $20.2 million. For us to make a profit, our revenues will need to increase sufficiently to cover our costs and expenses.

A SIGNIFICANT PORTION OF OUR REVENUES HAVE BEEN DERIVED FROM BARTER TRANSACTIONS, AND WE MAY NOT BE SUCCESSFUL IN GENERATING SUFFICIENT CASH REVENUES TO COVER OUR COSTS AND EXPENSES IN THE FUTURE.

For the year ended December 31, 1999, approximately 20% of our revenues were derived from the trading of promotion services for advertising and prizes. We do not receive cash for sales involving barter agreements. We expect that barter agreements will continue to account for a significant portion of our revenues in the future and we may not generate sufficient cash to pay our cash expenses.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE, WHICH MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECREASE.

We expect our operating results to vary significantly from quarter to quarter due to many factors discussed in this Risk Factors section, some of which are beyond our control. It is possible that in future periods our results of operations will be below the expectations of public market analysts and investors. In this event, the price of our common stock would likely decrease. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance.

The rapidly evolving market in which we operate and potential seasonal fluctuations in promotional spending and Internet use make it difficult to forecast our revenues accurately. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short term. Accordingly, we may not be able to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. If we have a shortfall in revenues in relation to our expenses, or if our expenses precede expected revenues, then our results of operations and financial condition would be materially adversely affected.

IF THE DEMAND FOR INTERNET PROMOTION SERVICES DOES NOT INCREASE, OUR BUSINESS WILL BE HARMED.

Our success depends in part on the increased acceptance of online promotion services. The market for Internet promotion services has only recently begun to develop and is evolving rapidly. Most businesses have little or no experience using the Internet for promotion purposes. As a result, many businesses have allocated only a limited portion of their marketing budgets to Internet promotion spending. An increase in the demand for these services is dependent in part on the effectiveness of the promotions and the recognition of this effectiveness by customers and potential customers. The market for Internet promotion services may not grow and any growth may not be sustained.

IF WE ARE UNABLE TO ATTRACT VISITORS TO WEBSTAKES.COM AND THE WEB SITES OF OUR CUSTOMERS, THE EFFECTIVENESS OF OUR PROMOTIONS WOULD BE REDUCED, AND OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION WOULD BE MATERIALLY ADVERSELY AFFECTED.

Our future success depends upon our ability to continue to attract and retain visitors with demographic characteristics desired by our clients to WEBSTAKES.COM and the web sites of our customers. In addition, we guarantee our clients that visitors will view their pages and/or link to their web sites a minimum number of times. If we are unable to meet these minimum guarantees, we will be required to defer recognition of the related revenues until the guaranteed minimum is achieved. In addition, we will be required to provide services to the customer for free until we are able to meet our guaranteed minimum, which may reduce our promotion inventory in future periods.

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

WE FACE SIGNIFICANT COMPETITION, AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

The market for Internet promotion services is intensely competitive. We expect competition in our market to continue to intensify as a result of increasing market size, greater visibility of the market opportunity for Internet promotion services and minimal barriers to entry. Industry consolidation may also increase competition. We compete with many types of companies, including both online and offline promotion companies, large Internet publishers, search engine and other Internet portal companies, a variety of Internet-based advertising networks and other companies that facilitate the marketing of products and services on the Internet. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customers bases and significantly greater financial, technical and marketing resources than we do. This may allow them to compete more effectively and be more responsive to industry and technological change than us. We may not be able to compete successfully and competitive pressures may reduce our revenues and result in increased losses or reduced profits.

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

IF OUR CUSTOMERS DO NOT RENEW THEIR AGREEMENTS OR TERMINATE THEM PRIOR TO THEIR SCHEDULED EXPIRATIONS, OUR REVENUES WILL BE REDUCED.

Our agreements with customers generally have terms ranging from one to 12 months. In addition, substantially all of our agreements permit our customers to terminate their relationships with us on relatively short notice. Our customers may not remain customers for the full term of their agreements or renew such agreements when they expire.

OUR BRAND MAY NOT ACHIEVE THE RECOGNITION NECESSARY TO INCREASE OUR MEMBERSHIP BASE AND ATTRACT CUSTOMERS.

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

OUR BUSINESS MAY SUFFER IF WE ARE UNABLE TO RETAIN KEY PERSONNEL.

Our future success is substantially dependent upon the continued service of our founders, Steven H. Krein, Chief Executive Officer, and Daniel J. Feldman, President, and other executive officers. The loss of the services of any of our executive officers could have a material adverse affect on our business. Many of our executive officers have only been employed by us for a short time, including our Chief Financial Officer, who joined us in April 1999 and our Chief Operating Officer, who joined us in December 1999. We do not currently have "key person" life insurance policies on any of our employees. We have employment agreements only with Messrs. Krein and Feldman. Competition for senior management is intense, and we may not be successful in attracting and retaining key personnel.

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, AND ANY INFRINGEMENT ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, COULD ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

Third parties may infringe or misappropriate our patents, trademarks or other intellectual property rights, which could have a material adverse effect on our business, results of operations or financial condition. The actions we take to protect our trademarks and other proprietary rights may not be adequate. In addition, the validity, enforceability and scope of protection of proprietary rights in Internet-related industries are uncertain and still evolving. Although we have patent and trademark applications pending, none have been granted to date.

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

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS FOR PRODUCTS GIVEN AS PRIZES IN OUR PROMOTIONS AND FOR PRODUCTS SOLD BY OUR CUSTOMERS OVER THE INTERNET.

Consumers may sue us if any of the products we give as prizes are defective, fail to perform properly or injure the user. We may also be sued by consumers who purchase products that are offered or marketed through WEBSTAKES.COM. Although our agreements with our customers typically contain provisions intended to limit our exposure to these product liability claims, these limitations may not eliminate our liability. Liability claims could require us to spend significant time and money in litigation or pay significant damages. We do not carry product liability insurance. As a result, any of these claims, whether or not successful, could have a material adverse effect on our business, results of operations and financial condition.

PRIVACY AND SECURITY CONCERNS MAY CAUSE CONSUMERS NOT TO PARTICIPATE IN OUR PROMOTIONS, WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

An important feature of the services we provide our customers is our ability to develop and maintain demographic and other information about consumers participating in our promotions. Privacy and other security concerns may cause consumers to resist providing us with personal data, which would reduce the value of our services. Moreover, privacy and security concerns may inhibit consumer acceptance of the Internet as a means of commerce. If privacy and other security concerns of consumers are not adequately addressed, our business would be materially adversely affected.

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

THE FAILURE OF OUR COMPUTER OR COMMUNICATIONS SYSTEMS MAY ADVERSELY AFFECT OUR BUSINESS.

Our business depends on the efficient and uninterrupted operation of our computer and communications systems. Any system failure, including network, software or hardware failure, that causes an interruption in our service or decreases the responsiveness of WEBSTAKES.COM or the web sites of our customers could materially adversely affect our business. WEBSTAKES.COM could also be affected by computer viruses, electronic break-ins or other similar disruptions. Our insurance policies have coverage limits of $775,000 per occurrence and therefore may not adequately compensate us for any losses that may occur due to any interruptions in our service.

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

WE DEPEND ON THE CONTINUED VIABILITY OF THE INTERNET INFRASTRUCTURE.

Our success depends upon the development and maintenance of a viable Internet infrastructure. The current Internet infrastructure may be unable to support an increased number of web users. The timely development of products such as high-speed modems and communications equipment will be necessary to continue reliable Internet access. Furthermore, the Internet has experienced outages and delays as a result of damage to portions of its infrastructure. Such outages and delays could adversely affect WEBSTAKES.COM and the level of traffic on our customers' web sites. The effectiveness of the Internet may decline due to delays in the development or adoption of new standards and protocols designed to support increased levels of activity. If such new infrastructure, standards or protocols are developed, we may be required to incur substantial expenditures to adapt our services to the new technologies.

LAWS AND REGULATIONS PERTAINING TO THE INTERNET MAY ADVERSELY AFFECT OUR
BUSINESS.

There are an increasing number of laws and regulations pertaining to the Internet. These laws and/or regulations may relate to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and the quality of products and services. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could decrease the demand for our promotion services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition. Please see "Business--Government Regulation and Legal Uncertainties."

CHANGES IN THE LAWS RELATING TO DATA COLLECTION AND USE PRACTICES AND THE PRIVACY OF INTERNET USERS AND OTHER INDIVIDIUALS COULD HARM OUR BUSINESS

The U.S. federal and various state governments have recently proposed limitations on the collection and use of information regarding Internet users. In addition, in October 1998, the European Union adopted a directive that could limit our ability to collect and use information regarding Internet users in Europe. Since many of the proposed laws or regulations are just being developed, we cannot yet determine the impact these regulations may have on our business.

In addition, growing public concern about privacy and the collection, distribution and use of information about individuals has led to self-regulation of these practices by the direct marketing industry and to increased federal and state regulation. The Direct Marketing Association, or DMA, the leading trade association of direct marketers, has adopted guidelines regarding the fair use of this information which it recommends participants, such as us, should use. We are also subject to various federal and state regulations concerning the collection, distribution and use of information regarding individuals. As a consequence of government legislation or regulation or enforcement efforts or evolving standards of fair information collection practices, we may be required to make changes to our business in ways that could diminish the effectiveness of our business or its attractiveness to potential customers. Although our compliance with the DMA's guidelines and applicable federal and state laws and regulations has not had a material adverse effect on us, we cannot assure you that the DMA will not adopt additional, more burdensome guidelines or that additional, more burdensome federal or state laws or regulations, including antitrust, consumer privacy and fair collection laws, will not be enacted or applied to us or our customers, which could materially and adversely affect our business, financial condition and results of operations.

OUR OFFICERS AND DIRECTORS MAY CONTROL US.

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

THE SALE OF SHARES ELIGIBLE FOR FUTURE SALE IN THE OPEN MARKET COULD DEPRESS OUR STOCK PRICE

Sales of significant amounts of common stock in the public market in the future or the perception that sales will occur could materially and adversely affect the market price of the common stock or our future ability to raise capital through an offering of our equity securities. There are approximately 10,641,000 shares of common stock held by our stockholders that are "restricted securities," as that term is defined in Rule 144 of the Securities Act of 1933. Restricted securities may be sold in the public market only if registered or if they qualify for an exemption for registration under Rules 144, 144(k), or 701 under the Securities Act. Currently, approximately 472,000 shares of the restricted securities are eligible for sale in the public market under Rule 144 without volume limitations or further registration under the Securities Act, not including approximately 3,528,000 shares held by our "affiliates," within the meaning of the Securities Act. These 3,528,000 shares are eligible for public sale subject to volume limitations. After June 14, 2000, approximately 6,667,000 additional shares of restricted securities will be eligible for sale in the public market under Rule 144 subject to volume limitations. The holders of these shares are entitled to require us to register their shares for public sale.

There are outstanding options to purchase 2,025,290 shares of common stock which are eligible for sale in the public market from time to time depending on vesting. In addition, there are outstanding warrants to purchase up to 221,683 shares of common stock upon exercise. The securities issued upon the exercise of such warrants will be "restricted securities," as that term is defined in Rule 144 of the Securities Act, however, will be eligible for sale in the public market pursuant to Rule 144 subject to volume limitations.

OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE

The market price of our common stock has been and will likely continue to be highly volatile. The stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly Internet-related companies, have been highly volatile. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against the company issuing the securities. This type of litigation could result in substantial costs and a diversion of our management's attention and resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Currency Rate Fluctuations. Promotions.com's results of operations, financial position and cash flows are not materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar.

Market Risks. Our accounts receivable are subject, in the normal cause of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result, Promotions.com does not anticipate any material losses in this area.

Interest Rate Risk. Our investments are classified as cash and cash equivalents with original maturities of three months or less. Therefore, changes in the market's interest rates do not affect the value of the investments as recorded by Promotions.com.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   INDEX TO FINANCIAL STATEMENTS                                    Page

      Independent Accountants Report                                26

      Balance Sheets as of December 31, 1999 and 1998               27

      Statements of Operations for each of the three years in the
               period ended December 31, 1999                       28

      Statements of Stockholders' Equity for each of the three
               years in the period ended December 31, 1999          29

      Statements of Cash Flows for each of the three years in the
               period ended December 31, 1999                       30

      Notes to Financial Statements                                 31

      Financial Statement Schedules:
                I - Computation of loss per share                   Exhibit 11.1

               II - Valuation and qualifying Accounts for each
                     of the three years in the period ended
                     December 31, 1999                              Exhibit 99.1

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Promotions.com, Inc.:

In our opinion the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Promotions.com, Inc. (formerly Webstakes.com, Inc.) at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                      PRICEWATERHOUSECOOPERS LLP
                                                              New York, New York
                                                                January 28, 2000

                              PROMOTIONS.COM, INC.
                         (FORMERLY WEBSTAKES.COM, INC.)
                                 BALANCE SHEETS

                                                                                                  December 31,
                                                                                                  ------------

                                                                                             1999              1998
                                                                                             ----              ----
                         ASSETS
Current assets:
     Cash and cash equivalents .....................................................     $ 34,647,630      $     17,573
     Accounts receivable, less allowance for bad debts of $574,876
     and $125,000 ..................................................................        2,396,853           615,230
     Prepaid expenses and other current assets , principally
     related party in 1999 .........................................................        9,976,198           125,174
                                                                                         ------------      ------------

       Total current assets ........................................................       47,020,681           757,977
                                                                                         ------------      ------------

Fixed assets, net ..................................................................        3,089,311           437,759
Other assets .......................................................................        3,615,465                --
                                                                                         ------------      ------------

       Total assets ................................................................     $ 53,725,457      $  1,195,736
                                                                                         ============      ============

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:

     Accounts payable ..............................................................     $  1,754,255      $    221,745
     Accrued liabilities ...........................................................        2,821,005           169,136
     Deferred revenues .............................................................          483,366           117,297
     Capital lease obligation ......................................................          290,640            31,764
     Notes payable - related party, current portion ................................           66,667         1,342,222
                                                                                         ------------      ------------

       Total current liabilities ...................................................        5,415,933         1,882,164
                                                                                         ------------      ------------

     Capital lease obligation, net of current portion ..............................          436,424                --
     Deferred gain on sale of assets ...............................................           17,531                --

     Notes payable - related party, net of current
     portion .......................................................................               --            66,667
                                                                                         ------------      ------------

       Total liabilities ...........................................................        5,869,888         1,948,831
                                                                                         ------------      ------------

Stockholders' equity (deficit):

     Common stock---par value $.01, 50,000,000 shares authorized, 14,241,244 and
     5,714,184 shares issued and outstanding at December 31,
     1999 and 1998, respectively ...................................................          142,412            57,142
     Additional paid-in capital ....................................................       67,969,343         1,140,624
     Accumulated deficit ...........................................................      (20,233,041)       (1,861,977)
     Deferred compensation .........................................................          (23,145)          (88,884)
                                                                                         ------------      ------------
            Total stockholders' equity (deficit) ...................................       47,855,569          (753,095)
                                                                                         ------------      ------------
            Total liabilities and stockholders' equity .............................     $ 53,725,457      $  1,195,736
                                                                                         ============      ============

    The accompanying notes are an integral part of these financial statements

                              PROMOTIONS.COM, INC.
                         (FORMERLY WEBSTAKES.COM, INC.)
                            STATEMENTS OF OPERATIONS

                                                                                        Year ended December 31,
                                                                                        -----------------------
                                                                                1999              1998             1997
                                                                                ----              ----             ----
Revenues ................................................................  $ 10,456,199     $  4,798,893     $  1,618,277

Operating expenses:
     Product development ................................................     2,130,134          548,818          181,260
     Sales and marketing ................................................    19,856,609        3,618,557        1,090,721
     General and administrative exclusive of the non-cash financial
        advisory services of $796,691 ...................................     6,695,332        1,969,214          535,963
     Non-cash financial advisory
       services .........................................................       796,691               --               --
                                                                           ------------     ------------     ------------

       Total operating expenses .........................................    29,478,766        6,136,589        1,807,944
                                                                           ------------     ------------     ------------

     Loss from operations ...............................................   (19,022,567)      (1,337,696)        (189,667)
Interest income (expense), net ..........................................       651,503          (76,347)         (37,172)
                                                                           ------------     ------------     ------------

Net loss ................................................................  $(18,371,064)    $ (1,414,043)    $   (226,839)
Deemed dividend on redemption of
       class A mandatorily redeemable convertible
       preferred stock ..................................................    (8,712,352)              --               --
                                                                           ------------     ------------     ------------
Net loss attributable to common
       stockholders .....................................................  $(27,083,416)    $ (1,414,043)    $   (226,839)
                                                                           ============     ============     ============
Basic and diluted net loss per share
       attributable to common
       stockholders .....................................................  $      (3.61)    $      (0.27)    $       (.05)
                                                                           ============     ============     ============
Weighted average shares of
       common stock used in
       computing basic and diluted net
       loss per share attributable to
       common stockholders ..............................................     7,502,575        5,181,356        4,278,916
                                                                           ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                              PROMOTIONS.COM, INC.
                            (FORMERLY WEBSTAKES.COM)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                     Common Stock
                                                     ------------         Additional      Deferred       Accumulated
                                                 Shares        Amount   Paid-In-Capital  Compensation       Deficit        Total
                                                 ------        ------   ---------------  ------------       -------        -----
Balance January 1, 1997 ..................     3,999,576   $     39,996   $     (9,967)                 $   (221,095)  $   (191,066)
Debt to equity conversion at book value
plus interest ............................       999,600          9,996        533,256                                      543,252
Stock options to non-employees ...........                                       3,625   $     (3,625)                           --
Net and comprehensive loss ...............                                                                  (226,839)      (226,839)
                                            ------------   ------------   ------------   ------------   ------------   ------------
Balance December 31, 1997 ................     4,999,176         49,992        526,914         (3,625)      (447,934)       125,347
                                            ============   ============   ============   ============   ============   ============

Debt to equity conversion at book value
plus interest ............................       715,008          7,150        524,826                                      531,976
Amortization of deferred
compensation .............................                                                      3,625                         3,625
Stock options to non-employees ...........                                      88,884        (88,884)                           --
Net and comprehensive loss ...............                                                                (1,414,043)    (1,414,043)
                                            ------------   ------------   ------------   ------------   ------------   ------------
Balance December 31, 1998 ................     5,714,184         57,142      1,140,624        (88,884)    (1,861,977)      (753,095)
                                            ============   ============   ============   ============   ============   ============

Repurchase of common stock ...............    (1,714,608)       (17,146)   (10,270,502)                                 (10,287,648)
Issuance of common stock .................     3,575,000         35,750     44,943,609                                   44,979,359
Conversion of Class B mandatorily
Redeemable convertible preferred stock ...     6,666,668         66,666     39,933,334                                   40,000,000
Deemed dividend on redemption of Class
A mandatorily redeemable convertible
preferred stock ..........................                                  (8,712,352)                                  (8,712,352)
Adjustment of deferred compensation to
non-employees to current fair value ......                                     140,840       (140,840)                           --
Stock options to non-employees ...........                                     793,790       (793,790)                           --
Amortization of deferred compensation ....                                                  1,000,369                     1,000,369
Net and comprehensive loss ...............                                                               (18,371,064)   (18,371,064)
                                            ------------   ------------   ------------   ------------   ------------   ------------
Balance December 31, 1999 ................    14,241,244   $    142,412   $ 67,969,343   $    (23,145)  $(20,233,041)  $ 47,855,569
                                            ============   ============   ============   ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                              PROMOTIONS.COM, INC.
                         (FORMERLY WEBSTAKES.COM, INC.)
                            STATEMENTS OF CASH FLOWS

                                                                                             Year Ended December 31,
                                                                                             -----------------------
                                                                                  1999                 1998                  1997
                                                                                  ----                 ----                  ----
Cash flows from operating activities:
Net loss ............................................................        $(18,371,064)        $ (1,414,043)        $   (226,839)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization of fixed assets and
     patents ........................................................             597,311              147,515               37,661
     Amortization of deferred compensation expense ..................             203,678                   --                   --
     Bad debt expense ...............................................             606,932              208,604               11,829
     Gain on sale of assets .........................................              (4,542)                  --                   --
     Non-cash financial advisory services expense ...................             796,691                3,625                   --
     Interest payable converted into common stock ...................              35,000               24,826               33,256
   Changes in operating assets and liabilities:
     Increase in accounts receivable ................................          (2,388,440)            (710,498)             (72,184)
     (Increase) in prepaid expenses and other
       current assets, principally related party in 1999 ............          (9,851,024)            (122,423)              (2,751)
     (Increase) decrease in other assets ............................          (3,615,465)              41,708              (41,708)
     Increase in accounts payable ...................................           1,532,510               66,488              107,096
     Increase in accrued liabilities ................................           2,651,869              147,055                5,147
     Increase in deferred revenue ...................................             366,069               93,964               23,333
                                                                             ------------         ------------         ------------
Net cash used in operating activities ...............................         (27,440,475)          (1,513,179)            (125,160)
                                                                             ------------         ------------         ------------
Cash flows from investing activity:
   Purchase of fixed assets .........................................          (2,498,014)            (301,444)            (203,060)
   Proceeds from sale of fixed assets ...............................             157,294
                                                                             ------------         ------------         ------------
Net cash used in investing activity .................................          (2,340,720)            (301,444)            (203,060)
                                                                             ------------         ------------         ------------
Cash flows from financing activities:
   Proceeds from issuance of notes payable ..........................             120,000            1,820,000              390,000
   Principal payments on notes payable-related party ................             (72,222)             (61,111)                  --
   Proceeds from issuance of common stock, net ......................          44,979,359                   --                   --
   Principal payments on capital lease obligations ..................            (190,885)             (12,058)                  --
   Proceeds from issuance of class A mandatorily
     redeemable convertible preferred stock .........................           3,575,000                   --                   --
   Proceeds from issuance of class B mandatorily
     redeemable convertible preferred stock .........................          40,000,000                   --                   --
   Redemption of class A mandatorily redeemable
     convertible preferred stock and repurchase of
     common stock ...................................................         (24,000,000)
                                                                             ------------         ------------         ------------
Net cash provided by financing activities ...........................          64,411,252            1,746,831              390,000
                                                                             ------------         ------------         ------------
Net increase (decrease) in cash for the period ......................          34,630,057              (67,792)              61,780
Cash and cash equivalents, beginning of period ......................              17,573               85,365               23,585
                                                                             ------------         ------------         ------------
Cash and cash equivalents, end of period ............................        $ 34,647,630         $     17,573         $     85,365
                                                                             ------------         ============         ============
Cash paid during the period for interest ............................        $     56,562         $     18,530         $         --
                                                                             ============         ============         ============

Supplemental disclosure of non-cash investing, financing and other activities:

                                                                                 1999                  1998                  1997
                                                                                 ----                  ----                  ----
Notes payable converted
   into common and
   preferred stock ..................................................        $  1,390,000         $    521,956                   --
Preferred stock converted
   into common stock ................................................        $ 40,000,000                   --                   --

Equipment acquired
   under capital leases .............................................        $    840,000         $     43,822                   --
Barter transactions .................................................        $  2,083,657         $  2,039,144         $    484,844

   The accompanying notes are an integral part of these financial statements.

                              PROMOTIONS.COM, INC.
                         (FORMERLY WEBSTAKES.COM, INC.)
                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Promotions.com, Inc. (the "Company"), was incorporated and commenced operations in the state of New York on January 8, 1996 as Webstakes, Inc. and was reincorporated in the State of Delaware on June 5, 1996 as Netstakes, Inc. On June 11, 1999, the Company changed its name to Webstakes.com, Inc. On January 27, 2000, the Company changed its name to Promotions.com, Inc. Promotions.com, Inc. is a global Internet promotion solutions company. Combining technology, data and promotions expertise, the Company provides promotion solutions to help companies achieve their overall marketing and business objectives. The company generates revenues through WEBSTAKES.COM., a web site dedicated to Internet sweepstakes and promotions; Promotions.com DIRECT, which offers targeted email and lead generation; and Promotions.com CUSTOM SOLUTIONS, a full service integrated Internet promotion services group.

The Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the failure to develop and extend the Company's online service brand, the rejection of the Company's services by web consumers, vendors and/or advertisers, the inability of the Company to maintain and increase the levels of traffic on its online service, as well as other risks and uncertainties. In the event that the Company does not successfully implement its business plan, certain assets may not be recoverable.

2. SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

PROMOTION SERVICES

During 1999, revenue was generated primarily by promotion services and promotion custom solutions services. Principally all of the Company's historical revenues have been derived from promotion services. Promotion services revenues are derived principally from contracts in which the Company typically guarantees a minimum number of impressions, or times that the customers name, logo or other identifier appears in pages viewed by visitors to WEBSTAKES.COM, and/or times that visitors are delivered to the customer's web site, over a specified period of time for a fixed fee. The contracts typically include cancellation clauses ranging from 30 to 60 days. Promotion services revenues are recognized ratably in the period in which the promotion is run, provided that no significant Company obligations remain. To the extent that minimum guarantees are not met, the Company defers recognition of the corresponding revenues until the guaranteed minimums are achieved and the customers receive credits or refunds for the guaranteed services not provided. Promotion services revenues were approximately 89%, 93% and 96% of total revenues for the years ended December 31, 1999, 1998 and 1997, respectively.

PROMOTION CUSTOM SOLUTIONS SERVICES

Promotion CUSTOM SOLUTIONS services provides custom turnkey solutions to create and manage promotions on a customers own web site. Revenues are derived principally from contracts in which the company typically provides services for the administration and implementation of the promotion. The contracts typically include cancellation clauses ranging from 30 to 60 days. Since there are significant up front customized design work incurred before a promotion begins, the company recognizes the portion of revenue related to the customized design work at the time the work is performed. The remaining revenue is recognized ratably in the period in which the promotion is run, provided that no significant company obligations remain. Promotion CUSTOM SOLUTIONS services revenues were approximately 11%, 7%, and 4% of total revenues for the years ended December 31, 1999, 1998 and 1997, respectively.

Included in revenues are barter revenues from the exchange by the Company with counterparties of promotion services for reciprocal advertising, or applicable goods and services. Barter revenues are recorded as promotion service revenues at the lower of the estimated fair value of goods and services received or promotion services provided, and are recognized when the counterparty's promotions are run by the Company. The fair value of promotional services provided and received is determined based on the value of similar services sold and purchased for cash by the Company. Barter revenues represented 20%, 42% and 30% of total revenues for the years ended December 31, 1999, 1998 and 1997, respectively. Barter expenses is recognized when the Company's promotions are run on the counterparty's web sites, which is typically in the same period the related barter revenue is recognized.

                              PROMOTIONS.COM, INC.
                         (FORMERLY WEBSTAKES.COM, INC.)
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

CONCENTRATION OF CREDIT RISK

In 1999 and 1998, no one customer accounted for greater than 10% of total revenues or 10% of net accounts receivable. One customer accounted for 35% of total revenues in 1997. In 1999, 1998, and 1997, revenues from the Company's five largest customers accounted for 17%, 24% and 53% of total revenues, respectively.

FIXED ASSETS

Fixed assets are stated at costs. Fixed assets under capital leases are stated at the lower of the present value of minimum lease payments at the beginning of the lease term or the leased assets at the inception of the lease. The cost of additions and betterment's are capitalized, and repairs and maintenance costs are charged to operations in the periods incurred.

Depreciation of computer and office equipment and furniture and fixtures is provided for using the straight-line method over their estimated useful lives of three years to five years. Amortization of leasehold improvements is provided for over the lesser of the term of the related lease or the estimated useful life of the improvement. Accumulated amoritization includes the amortization of assets recorded under capital leases. Depreciation and amortization expense has been included in general and administrative expense. The Company recognizes gains or losses on the sale or disposal of fixed assets in the period of disposal.

As required by Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," management reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. This evaluation is based on a number of factors including expectations for operating income and undiscounted cash flows that will result from the use of such assets. The Company has not identified any such impairments.

INCOME TAXES

The Company recognizes deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when it is more likely than not that deferred tax assets will not be realized.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include money market accounts and all highly liquid investments purchased with original maturities of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. The carrying amount of the Company's note payable approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations at December 31, 1999 and 1998.

STOCK-BASED EMPLOYEE COMPENSATION

The accompanying financial position and results of operations of the Company have been prepared in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under APB No. 25, generally no compensation expense is recognized in connection with the awarding of stock option grants to employees, provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the Company's stock as of the grant date is equal to or less than the option exercise price.

Disclosure required by Statement of Financial Accounting Standards No. 123,"Accounting for Stock-Based Compensation" ("SFAS No. 123"), including proforma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation, has been included in Note 6.

The fair value of options and warrants granted to non-employees for goods or services are included in the financial statements and expensed as the goods are utilized or the services performed.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates and assumptions made by the Company include those related to the useful lives and recoverability of fixed assets, recoverability of deferred tax assets, allowance for doubtful accounts and the fair value of products and services exchanged in barter transactions.

NET LOSS PER SHARE

Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive.

As the Company reported net losses for the years ended December 31, 1999, 1998, and 1997 all 2,025,290, 114,009 and 66,228 of the options outstanding at December 31, 1999, 1998 and 1997, respectively, were antidilutive and therefore, there were no reconciling items between basic and diluted loss per share for the years then ended.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires the presentation and disclosure of all changes in equity from non-owner sources as "Comprehensive Income". The Company had no items of Comprehensive Income in years ended December 31, 1999, 1998 and 1997.

RECLASSIFICATIONS

Certain prior years' balances have been reclassified to conform with the current year's presentation.

ADVERTISING COSTS

Advertising production costs are recorded as expense the first time an advertisement appears. All other advertising costs are expensed as incurred. Advertising expense totaled approximately $14.0 million, $2.3 million, and $524,000 for 1999, 1998, and 1997, respectively.

SEGMENTS

The Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", in 1998. This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it does not have any separately reportable business segments as of December 31, 1999.

                              PROMOTIONS.COM, INC.
                         (FORMERLY WEBSTAKES.COM, INC.)
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

3. FIXED ASSETS

Fixed assets consist of the following:

                                                              DECEMBER 31,
                                                              ------------
                                                          1999           1998
                                                          ----           ----
Computer and office equipment ....................   $ 2,660,857    $   542,144
Computer software costs ..........................       196,190             --
Furniture and fixtures ...........................        95,525         34,307
Leasehold improvements ...........................        10,133         10,133
Capital leases ...................................       839,475         43,822
                                                     -----------    -----------
                                                       3,802,180        630,406
Less accumulated depreciation and amortization ...      (712,869)      (192,647)
                                                     -----------    -----------
                                                     $ 3,089,311    $   437,759
                                                     ===========    ===========

Depreciation and amortization of fixed assets was approximately $597,311, $147,515 and $37,661 for the years ended December 31, 1999, 1998 and 1997 respectively.

Computer Software Costs

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The Company adopted SOP 98-1 during the first quarter of 1999. Costs incurred during the preliminary project stage are expensed as incurred. Computer software costs incurred during the application development stage are capitalized. Typically, these costs relate to internal payroll costs of employees directly associated with the development of the internal use computer software. Amortization commences once the software is ready for its intended use and is amortized by the straight-line method over the estimated useful life, typically twelve to eighteen months. Amortization expense for computer costs totaled approximately $78,000 for 1999 and unamortized computer software costs totaled approximately $118,000 as of December 31, 1999.

4. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                              DECEMBER 31,
                                                              ------------
                                                         1999             1998
                                                         ----             ----
Compensation and related expenses ............       $  422,610       $   18,194
Sales and marketing ..........................        1,581,749               --
Professional services ........................          314,045               --
Other ........................................          502,601          150,942
                                                     ----------       ----------
                                                     $2,821,005       $  169,136
                                                     ==========       ==========

5. RELATED-PARTY TRANSACTIONS (SEE ALSO NOTES 9 and 12)

The Company entered into advertising transactions with a stockholder in the amounts of $0, $35,070 and $81,239, for the years 1999, 1998 and 1997, respectively.

                              PROMOTIONS.COM, INC.
                         (FORMERLY WEBSTAKES.COM, INC.)
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

6. STOCK OPTION PLAN:

1997 Stock Option Plan

In 1997, the Company's Board of Directors and stockholders adopted the Company's Stock Option Plan (the "Plan"). The Plan provides for the granting, at the discretion of the Stock Option Committee of the Board of Directors (the "SOC"), of: (i) options that are intended to qualify as incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, as amended (the "Code"), to employees and (ii) options not intended to so qualify to employees, officers, consultants and directors. Amended in April 1999, the total number of shares of common stock for which options may be granted under the Plan is 450,000.

The exercise price of all stock options granted under the Plan is determined by the SOC at the time of grant. The maximum term of each option granted under the Plan is 10 years from the date of grant. Options generally vest ratably over a four year period.

As of December 31, 1999 and 1998, an aggregate of -0- and 135,991 shares were available for future grants under the Plan, respectively.

1999 Equity Compensation Plan

In June 1999, the Company's Board of Directors and stockholders adopted the Company's Equity Compensation Plan (the "1999 Plan"). The 1999 Plan provides for the granting, at the discretion of a committee of the board of: (i) options that are intended to qualify as incentive stock options, within the meaning of
Section 422 of the Code, to employees and (ii) options not intended to so qualify to employees, officers, consultants and directors. The Company has 2,000,000 shares of common stock authorized for grants under the 1999 Plan.

The exercise price of all stock options granted under the 1999 Plan is determined by the committee of the board at the time of the grant. The maximum term of each option granted under the 1999 Plan is 10 years from the date of grant. Options generally vest ratably over a four year period.

As of December 31, 1999, an aggregate of 424,710 were available for future grants under the plan.

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock--Issued to Employees" ("APB 25") and related interpretations in accounting for its stock option issuances. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", whereby compensation expense is recognized ratably over the vesting period. Had compensation cost for the Company's stock options issued at the fair value of the Company's stock been determined based on the fair value of the stock options at the grant date for awards in 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below:

                                                           DECEMBER 31,
                                                           ------------
                                                     1999                1998
                                                     ----                ----

Net loss
   As reported ..........................        $27,083,416         $1,414,043
   Pro Forma ............................        $32,736,442         $1,426,552

Net loss per share
    As reported--basic and diluted ......             $(3.61)            $(0.27)
    Pro forma--basic and diluted ........             $(4.36)            $(0.28)

                              PROMOTIONS.COM, INC.
                         (FORMERLY WEBSTAKES.COM, INC.)
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

6. STOCK OPTION PLAN - (CONTINUED):

The fair value of each option granted in 1999 after the initial public offering was estimated using the Black-Scholes option-pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends, and the risk free interest rate for the expected term of the option.

The fair value of each option granted in 1999 prior to the initial public offering and in 1998 was estimated using the minimum value method of the Black-Scholes option pricing model which assumes no volatility. The values were obtained using assumptions which were derived using information supplied by the Company. Changes in the information would affect the assumptions and the option prices derived from those assumptions. The weighted average assumptions used for grants made in 1999 and 1998 were as follows:

                                                    1999        1998
                                                    ----        ----

Risk free interest rate...........................  6.7         5.69

Expected option life (years)......................    7            7

Expected future dividend yield....................  0.0%         0.0%

Expected volatility...............................   59%         0.0%

As the fiscal year 1997 option grants were made on December 31, 1997, no compensation cost would have resulted for the fiscal year.

In December 1997, the Company issued options to non-employee consultants to purchase up to 27,028 shares of the Company's common stock, which vest ratably over two years. During 1999, the Company issued options to non-employee consultants to purchase up to 69,972 shares of the Company's common stock, which vested on the date of grant. In accordance with Emerging Issues Task Force Abstract No. 96-18, "Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", the Company is recording the value of the services being received based on the fair value of the options provided or the services received which ever is more reliably measured. The fair value of these options has been estimated using the Black-Scholes pricing model and has been recorded as deferred compensation and is being amortized as service expense over the vesting period. Final measurement will occur on the vesting date.

The following table summarizes the activity in options under both plans:


                                                                    WEIGHTED
                                                                  AVERAGE FAIR
                                                                 VALUE/EXCERISE
                                                     OPTIONS /      PRICE PER
                                                       SHARES   OPTION/PER SHARE
                                                       ------   ----------------
Outstanding, January 1, 1997 ................              --                 --
Granted .....................................          66,228              $1.16
Outstanding, December 31, 1997 ..............          66,228              $1.16
Granted .....................................          73,081              $3.02
Forfeited ...................................         (25,300)             $2.82
Outstanding, December 31, 1998 ..............         114,009              $1.98
Granted .....................................       1,974,059              $9.97
Forfeited ...................................         (62,778)            $10.48
Outstanding, December 31, 1999 ..............       2,025,290              $9.57

                              PROMOTIONS.COM, INC.
                         (FORMERLY WEBSTAKES.COM, INC.)
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

6. STOCK OPTION PLAN - (CONTINUED):

As of December 31, 1999 and 1998, 234,114 and 23,566 options were exercisable with a weighted average per share fair value/exercise price of $7.45 and $1.19. No options were exercisable at December 31, 1997.

At December 31, 1999, 1998 and 1997, the weighted average remaining contractual life of the options outstanding was approximately 9.51 years, 9.47 years and
10.00 years, respectively.

7. DEFINED CONTRIBUTION PLAN

The Company began sponsoring a defined contribution plan for its employees which was effective January 1, 1998. Under the 401(K) Savings Plan (the "Plan"), employees are allowed to contribute up to 15% of their salary to the Plan, as defined. The Company makes voluntary contributions to the Plan matching 50% of the first 6% of employee contributions, which vest over a period of 4 years at 25% per year starting in the second year of service. The total Company contributions in 1999 and 1998 were $44,808 and $24,556, respectively.

8. COMMITMENTS

LEASES:

The Company leases office space in New York and California under non-cancelable operating leases expiring at various dates through 2002. The following is a schedule of future minimum lease payments under non-cancelable operating leases as of December 31, 1999:

YEAR ENDING
DECEMBER 31

2000....................................................  $267,663
2001....................................................   142,191
2002....................................................    19,792
                                                          --------

                                                          $429,646
                                                          ========

Rent expense was $388,267, $90,693 and $16,439 for the periods ended December 31, 1999, 1998 and 1997, respectively.

LEASE AGREEMENT

In March 1999, the Company entered into a secured financing agreement with a leasing company for the leasing of equipment in an amount up to $1 million. The lease has a one-year availability period and a term of 36 months, with interest and principal payable monthly. At December 31, 1999, the Company has leased approximately $840,000 of equipment under the lease. These items have been accounted for as a capital lease. The future minimum lease payments due under capital leases, together with the present value of such payments is $809,589 less $82,525 representing interest.

9. CONVERTIBLE NOTES AND EQUIPMENT LOAN--RELATED PARTY

In July 1996, the Company entered into a promissory note agreement with a former holder of class A mandatorily redeemable convertible preferred stock (the "Class A") (the "holder"). Under the agreement, the Company received $260,000 during 1996 and an additional $240,000 during 1997. At the time of issuance, the note was equal to the fair value of shares received upon conversion. This note, and the interest related thereto, was converted into 999,600 shares of common stock at $.54 per share in September 1997.

                              PROMOTIONS.COM, INC.
                         (FORMERLY WEBSTAKES.COM, INC.)
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

9. CONVERTIBLE NOTES AND EQUIPMENT LOAN--RELATED PARTY-(CONTINUED):

In September 1997, the Company entered into a promissory note agreement with the holder. Under the agreement, the Company received $150,000 during 1997 and an additional $350,000 during 1998. At the time of issuance, the note was equal to the fair value of shares received upon conversion. This note, and the interest related thereto, was converted into 715,008 shares of common stock at $.73 per share in September 1998.

In December 1997, the Company entered into a promissory note agreement with the holder. Under this agreement, the Company received $200,000 during 1998. The terms of the agreement call for 36 equal monthly payments of principal and accrued interest. At December 31 1999, minimum future payments due under notes payable were $66,667 for the year 2000.

In July 1998, the Company entered into an agreement with the holder under which the holder agreed to purchase at a future date 50,000 shares of class A. During the course of 1998, and in January 1999, the holder advanced the Company $1,270,000 and $120,000, respectively, at an interest rate of prime plus 3%. At the time of issuance, the face amount of the note was equal to the fair value of shares to be received upon conversion. On January 20, 1999, the outstanding principal balance of $1,390,000 plus interest was converted into the agreed upon 50,000 class A and the Company received additional cash of $3,575,000 for the remaining class A. See Note 10, below.

10. CAPITAL STOCK

At December 31, 1999, the authorized capital stock of the Company consisted of 50,000,000 shares of common stock, $.01 par value per share. The Board of Directors (the "Board") of the Company has the authority to issue preferred stock in classes with rights and privileges determined by the Board. Upon formation of the Company, 3,999,576 shares of $.01 par value common stock were issued to the founders.

In June 1999, the Company's board of directors and stockholders amended the Company's Certificate of Incorporation to create the class B, $.01 par value and authorized 6,700,000 shares of the class B. The previously existing class B preferred stock became the class C preferred stock, no par value. Additionally, the number of authorized shares of common stock was increased to 50,000,000 shares.

In 1997, the Board approved a 1 for 1,176 common stock split, which has been retroactively restated to the inception date. However, the retroactive restatement of the common stock, $.01 par value, at inception exceeded the beginning capital infusion of $30,000, resulting in negative additional paid-in capital at January 1, 1997 of $9,967.

PREFERRED STOCK

In January 1999, the Company issued 50,000 shares of the class A through a private placement, in consideration for net proceeds of approximately $5,000,000, inclusive of the conversion of $1,390,000 of advances plus interest. The holders of the class A were entitled to receive cumulative or noncumulative dividends when and if declared by the Board. The preferred shares were redeemable at the option of the holders at any time after August 1, 2003 for $100 per share (par value), plus accrued and unpaid dividends at the redemption date.

                              PROMOTIONS.COM, INC.
                         (FORMERLY WEBSTAKES.COM, INC.)
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

10. CAPITAL STOCK-(CONTINUED):

PRIVATE PLACEMENT

In June 1999, the Company completed a private placement and issued 6,666,668 shares of class B, in consideration for net proceeds of $40,000,000. Subsequently, the Company repurchased all 50,000 shares of class A and 1,714,608 shares of common stock for $24,000,000. The repurchased class A was cancelled.

In accordance with EITF D-42 "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock," the excess of the consideration paid to the holders of the class A in the redemption of the 50,000 shares over the carrying amount of class A represents a deemed dividend or return to the holders of the class A of $8,712,352.

Each share of the class B is convertible into one share of common stock and automatically converted, on terms as defined, at this one for one ratio upon completion of the Company's IPO.

As the Class B was only convertible upon closing of the Company's IPO, which was outside the control of the holder, in accordance with EITF D-60 "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature," the Company looked to the commitment date as the measurement date in determining whether the issuance of the Class B included a beneficial conversion feature. It was determined that as the issuance price equaled the common stock fair value on that date, no beneficial conversion feature existed.

WARRANTS

In March 1999, the Company issued to Allen & Co. warrants to purchase 168,350 shares of the Company's common stock (which was increased in June 1999 to a total of 221,683 shares of common stock), for financial advisory services provided plus three payments of $100,000 due on June 30, 1999, 2000 and 2001 in exchange for financial advisory services to be provided from non-employee consultants. The Company has recorded the value of the services being received by valuing the warrants using the Black-Scholes pricing model and such cost is being expensed over the vesting period. Final measurement will occur on the vesting date. As the warrants vested upon issuance, all of the expense was recognized as non-cash financial advisory services expense in the year ended December 31, 1999.

                              PROMOTIONS.COM, INC.
                         (FORMERLY WEBSTAKES.COM, INC.)
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

11. INCOME TAXES

There is no current provision for corporate income taxes as the Company generated a net operating loss for tax purposes.

The difference between the provision for income taxes computed at the statutory rate and the reported amount of tax expense attributable to income before income taxes for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                                   December 31,
                                                                                   ------------
                                                                  1999                 1998                 1997
                                                                  ----                 ----                 ----
Tax benefit at statutory rates .............................  $(6,429,872)           $(494,915)            $(79,394)
State and local income taxes, net of federal income
   tax benefit .............................................   (2,020,817)            (155,545)             (24,952)
Other net ..................................................      (25,799)              11,113                7,000
Valuation allowance adjustment .............................    8,476,488              639,347               97,346
                                                              -----------          -----------          -----------
                                                              $        --          $        --          $        --
                                                              ===========          ===========          ===========

The components of the net deferred tax asset as of December 31, 1999, 1998 and 1997 consist of the following:

                                                                                                    December 31,
                                                                                                    ------------
                                                                                 1999                   1998                  1997
                                                                                 ----                   ----                  ----
Deferred tax assets:
   Operating loss carryforward ...................................            $9,207,795              $757,574              $206,169
   Allowance for doubtful accounts ...............................               264,439                57,500                 5,842
   Accrued expenses ..............................................                    --                33,120                    --
   Other .........................................................                15,717                 3,450                    --
                                                                              ----------            ----------            ----------

     Total deferred tax assets ...................................             9,487,951               851,644               212,011

Deferred tax liabilities:
Capitalized software costs .......................................                54,214                    --                    --
Depreciation and amortization ....................................               119,759                14,155                13,869
                                                                              ----------            ----------            ----------

        Total deferred tax liabilities ...........................               173,973                14,155                13,869
                                                                              ----------            ----------            ----------

Net deferred tax asset ...........................................             9,313,977               837,489               198,142
Less: valuation allowance ........................................             9,313,977               837,489               198,142
                                                                              ----------            ----------            ----------
Deferred tax asset ...............................................            $       --            $       --            $       --
                                                                              ==========            ==========            ==========

The net deferred tax asset has been fully reserved due to the uncertainty of the Company's ability to realize this asset in the future.

As of December 31, 1999, the Company had available for federal income tax purposes net operating loss carryforwards of approximately $20.0 million which expire in the years 2012 through 2019.

                              PROMOTIONS.COM, INC.
                         (FORMERLY WEBSTAKES.COM, INC.)
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

12. PREPAID EXPENSES-RELATED PARTY

In June 1999, the Company entered into a two-year sponsorship agreement with Excite under which Excite agreed to promote WEBSTAKES.COM through ad banner placements and links to WEBSTAKES.COM and its promotions on Excite.com., Web Crawler.com and Classified 2000.com. The Company prepaid Excite $5.6 million during 1999 for this two-year agreement. At December 31, 1999, the total prepaid expense related to this agreement was $4.1 million of which $2.8 million is recorded in prepaid expenses and other current assets and $1.3 million is recorded in other assets. Amounts are being amortized ratably over the two year term of the contract. At Home Corporation, the parent company of Excite, is a principal stockholder of the Company.

In June 1999, the Company entered into a two-year service agreement with MatchLogic, Inc., a wholly owned subsidiary of Excite, pursuant to which MatchLogic will provide ad serving and targeting, data processing analysis, enhancement and other services to Promotions.com. The Company prepaid MatchLogic $13.1 million during 1999 for this two-year agreement. At December 31, 1999, the total prepaid expenses related to this agreement was $8.9 million of which $6.6 million is recorded in prepaid expenses and other current assets and $2.3 million is recorded in other assets. Amounts are being amortized ratably over the two year term of the contract.

13. SUBSEQUENT EVENTS (UNAUDITED)

LEASE

In January 2000, the Company entered into an agreement to lease an additional 36,000 square feet of office space in New York City. In lieu of a cash security deposit, the Company delivered to the landlord an irrevocable, unconditional and transferable letter of credit in the amount of $1,600,000.

                              PROMOTIONS.COM, INC.
                         (FORMERLY WEBSTAKES.COM, INC.)

ITEM 9. Changes in and Disagreements with Accounts and Accounting Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference from the information in our proxy statement for the 2000 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 11. Executive Compensation

Incorporated by reference from the information in our proxy statement for the 2000 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the information in our proxy statement for the 2000 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from the information in our proxy statement for the 2000 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on form 8-K

(a)   The following documents are filed as part of this report:

      (1) Financial Statements: See Index to Financial Statements at Item 8 on page 25 of this report.

      (2)   Financial Statement Schedule: See Index to Financial Statements at
            Item 8 on page 25 of this report.

(a)(3)   Exhibits

      The following is a list of exhibits filed as part of this report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous is indicated parenthetically except for those situations where the exhibit number was the same as set forth below.

Exhibit
Number            Description
------            -----------
3.1(1)            - Certificate of Incorporation
3.2(1)            - Certificate of Amendment to the Certificate of Incorporation, dated February 23, 1999
3.3(1)            - Certificate of Amendment to the Certificate of Incorporation dated January 17, 1999
3.4(1)            - Certificate of Amendment to the Certificate of Incorporation, dated June 11, 1999
3.5(1)            - Amended and Restated Bylaws
3.6(3)            - Amended and Restated Bylaws dated September 29, 1999
3.7*              - Certificate of Ownership and Merger dated January 26, 2000
10.1(1)(2)        - Netstakes, Inc. Stock Option Plan
10.2(1)(2)        - 1999 Equity Compensation Plan
10.3(1)           - Master Lease Agreement No.L6731 with Leasing Technologies International, Inc. dated November
                    19, 1999
10.4(1)           - Master Service Agreement between Registrant and Frontier Global Center dated February 8, 1999
10.5(1)(2)        - Letter Agreement between Registrant and Steven H. Krein, dated June 11, 1999
10.6(1)(2)        - Letter Agreement between Registrant and Daniel Feldman, dated June 11, 1999
10.7(1)           - Stock Purchase Agreement dated June 11, 1999
10.8*             - Master Lease Agreement between Registrant and 450 Westside Partners, LLC dated January 12, 2000
11.1*             - Statement regarding computation of per share earnings
23.1*             - Consent of PricewaterhouseCoopers LLP.
27.1*             - Financial data schedule
99.1*             - Valuation and Qualifying Accounts.

*  Filed herewith.

(1) Filed as an exhibit to the Registrants Registration Statement on Form S-1 (Registration No. 333-80593) filed with the Commission on June 14, 1999, amended and incorporated herein by reference.

(2)   Compensatory plans and arrangements for executives and others.

(3) Filed as an exhibit on Form 10-Q filed on November 15, 1999 and incorporated herein by reference.

(b)   Reports on form 8-K

      No reports on Form 8-K were filed or required to be filed for the last quarter of the fiscal year.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2000                   Promotions.com, Inc.

                                         By /s/ Steven H. Krein
                                           -------------------------------
                                           Steven H. Krein
                                           Chairman of the Board and Chief
                                           Executive Officer

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 30th day of March, 2000.

/s/ Daniel J. Feldman
-----------------------------
Daniel J. Feldman                        President and Director

/s/ Thomas E. Brophy
-----------------------------
Thomas E. Brophy                         Chief Financial Officer
                                         (Chief Accounting Officer)

/s/ Dirk A. Hall
-----------------------------
Dirk A. Hall                             Director

/s/ Kristopher A. Wood
-----------------------------
Kristopher A. Wood                       Director

/s/ Arnold Greenberg
-----------------------------
Arnold Greenberg                         Director