Form 10-Q
period 2000-03-31
PROMOTIONS COM INC
filed 2000-05-15
CIK 1088024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

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

Indicate by check mark |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      As of May 1, 2000, there were 14,267,569 shares of the registrant's common stock outstanding.

                              PROMOTIONS.COM, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION                                     PAGE
                                                                            ----

Item  1.          Financial Statements

                  Condensed Balance Sheets as of March 31, 2000 (unaudited)
                  and December 31, 1999 ....................................   3

                  Condensed Statements of Operations for the three months
                  ended March 31, 2000 and 1999 (unaudited) ................   4

                  Condensed Statements of Cash Flows for the three
                  months ended March 31, 2000 and 1999 (unaudited) .........   5

                  Notes to Financial Statements ............................   6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ......................   8

Item 3.           Qualitative and Quantitative Disclosures
                  About Market Risk ........................................  18

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings ........................................  18

Item 2.           Changes in Securities and Use of Proceeds ................  18

Item 3.           Defaults Upon Senior Securities ..........................  19

Item 4.           Submission of Matters to a Vote of Security Holders ......  19

Item 5.           Other Information ........................................  19

Item 6.           Exhibits and Reports on Form 8-K .........................  19

                  SIGNATURES ...............................................  20

Part 1.

Item 1. FINANCIAL STATEMENTS

                              PROMOTIONS.COM, INC.
                            CONDENSED BALANCE SHEETS


                                                                           MARCH 31,     DECEMBER 31,
                                                                             2000            1999
                                                                             ----            ----
                                                                          (UNAUDITED)
                  ASSETS

Current assets:
  Cash and cash equivalents ...........................................   $27,559,279    $34,647,630
  Accounts receivable, net ............................................     4,502,441      2,396,853
  Prepaid expenses and other current assets ...........................     9,905,677      9,976,198
                                                                            ---------      ---------
    Total current assets ..............................................    41,967,397     47,020,681
                                                                           ----------     ----------
Fixed assets, net .....................................................     3,956,686      3,089,311
Restricted cash .......................................................     1,600,000             --
Other assets ..........................................................     1,813,169      3,615,465
                                                                            ---------      ---------
    Total assets ......................................................   $49,337,252    $53,725,457
                                                                          ===========    ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ....................................................    $3,156,872     $1,754,255
  Accrued liabilities .................................................     2,943,998      2,821,005
  Deferred revenues ...................................................       623,631        483,366
  Capital lease obligations ...........................................       296,898        290,640
  Notes payable-related party .........................................        50,000         66,667
                                                                               ------         ------
    Total current liabilities .........................................     7,071,399      5,415,933
                                                                            ---------      ---------
  Capital lease obligation, net of current portion ....................       361,832        436,424
  Deferred gain on sale of assets .....................................        15,584         17,531
                                                                               ------         ------
    Total liabilities .................................................     7,448,815      5,869,888
                                                                            ---------      ---------

Stockholders' equity:
  Common stock-par value $.01, 50,000,000 shares authorized, 14,241,244 shares issued and outstanding at March 31, 2000
    (unaudited), and December 31, 1999, respectively ..................       142,412        142,412
  Additional paid-in capital ..........................................    68,013,172     67,969,343
  Accumulated deficit .................................................   (26,227,894)   (20,233,041)
  Deferred compensation ...............................................       (39,253)       (23,145)
                                                                              -------        -------
    Total stockholders' equity ........................................    41,888,437     47,855,569
                                                                           ----------     ----------
      Total liabilities and stockholders' equity ......................   $49,337,252    $53,725,457
                                                                          ===========    ===========

         The accompanying notes are an integral part of these condensed financial statements.

                              PROMOTIONS.COM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            THREE MONTHS ENDED
                                                  MARCH 31,
                                                  ---------
                                            2000            1999
                                            ----            ----
Revenues ...........................     $6,060,092      $1,318,628
Operating expenses:
  Product development ..............        841,218         108,705
  Sales and marketing ..............      8,943,662       1,327,456
  General and administrative .......      2,676,689         780,837
                                          ---------         -------
    Total operating expenses .......     12,461,569       2,216,998
                                         ----------       ---------
  Loss from operations .............     (6,401,477)       (898,370)
Interest income (expense), net .....        406,624          14,082
                                            -------          ------
Net loss attributable to common
  stockholders .....................    $(5,994,853)      $(884,288)
                                        ===========       =========

Basic and diluted net loss per share
  attributable to common
  stockholders .....................         $(0.42)         $(0.15)
                                             ======          ======

Weighted average shares of common
  stock used in computing basic and
  diluted net loss per share
  attributable to common
  stockholders .....................     14,241,244       5,714,184
                                         ==========       =========

         The accompanying notes are an integral part of these condensed financial statements.

                                 PROMOTIONS.COM
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                            ---------
                                                                                      2000            1999
                                                                                      ----            ----
Cash flows from operating activities:
  Net loss ....................................................................   $(5,994,853)     $(884,346)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization of fixed assets and patents .................       361,377         74,076
    Amortization of deferred compensation expense .............................        27,721         22,221
    Bad debt expense ..........................................................       292,696         50,694
    Interest payable converted into common stock ..............................            --         35,000
  Changes in operating assets and liabilities:
  Accounts receivable .........................................................    (2,398,284)       (14,751)
  Prepaid expenses and other current assets ...................................        70,521         15,848
  Other assets ................................................................     1,802,296       (181,452)
  Accounts payable ............................................................     1,402,617        258,838
  Accrued liabilities .........................................................       122,993        (77,599)
  Deferred revenue ............................................................       140,265        (12,037)
                                                                                      -------        -------
Net cash used in operating activities .........................................    (4,172,651)      (713,508)
                                                                                   ----------       --------
Cash flows from investing activity:
  Payment of security deposit .................................................    (1,600,000)            --
  Purchase of fixed assets ....................................................    (1,230,700)      (143,480)
                                                                                   ----------       --------
Net cash used in investing activity ...........................................    (2,830,700)      (143,480)
                                                                                   ----------       --------
Cash flows from financing activities:
  Proceeds from issuance of notes payable .....................................            --        120,000
  Principal payments on notes payable-related party ...........................       (16,666)       (22,222)
  Principal payments on capital lease obligations .............................       (68,334)       (20,809)
  Proceeds from issuance of class A mandatorily
   redeemable convertible preferred stock .....................................            --      3,575,000
                                                                                      -------      ---------
Net cash (used) provided by financing activities ..............................       (85,000)     3,651,969
                                                                                      -------      ---------
Net (decrease) increase in cash for the period ................................    (7,088,351)     2,794,981
Cash and cash equivalents, beginning of period ................................    34,647,630         17,573
                                                                                   ----------         ------
Cash and cash equivalents, end of period ......................................   $27,559,279     $2,812,554
                                                                                  ===========     ==========
Cash paid during the period for interest ......................................       $17,840         $4,284
                                                                                      =======         ======

Supplemental  disclosure of non-cash investing, financing and other activities:
Notes payable converted into common and preferred stock .......................            --     $1,390,000
Equipment acquired under capital leases .......................................            --        $46,755
Barter transactions ...........................................................      $629,011       $435,147


         The accompanying notes are an integral part of these condensed financial statements.

                              PROMOTIONS.COM, INC.

            NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Promotions.com, Inc. (the "Company"), was incorporated and commenced operations in the State of New York on January 8, 1996 as Webstakes, Inc. and was reincorporated in the State of Delaware on June 5, 1996 as Netstakes, Inc. On June 11, 1999 the Company changed its name to Webstakes.com, Inc. On January 31, 2000, the Company changed its name to Promotions.com, Inc. Promotions.com, Inc. is a global internet promotion solutions company. Combining technology, data and promotions expertise, the Company provides promotion solutions to help clients achieve their overall marketing and business objectives. The Company generates revenues through WEBSTAKES.COM, a web site dedicated to internet sweepstakes and promotions; Promotions.com CUSTOM SOLUTIONS, a full service integrated internet promotion services group; and Promotions.com DIRECT, which offers targeted email and lead generation.

The Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the failure to develop and extend the Company's online service brand, the rejection of the Company's services by web consumers, vendors and/or advertisers the inability of the Company to maintain and increase the levels of traffic on its online service, as well as other risks and uncertainties. In the event that the Company does not successfully implement its business plan, certain assets may not be recoverable.

2. INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the results of the interim periods presented in this filing have been made. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 or for any other future interim periods.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

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

As the Company reported net losses at March 31, 2000 and 1999, all 2,494,711 and 418,285 of the options and warrants outstanding at March 31, 2000 and 1999, respectively, were antidilutive and therefore, there were no reconciling items between basic and diluted loss per share for the three months then ended.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. In March 2000, the SEC issued SAB No. 101A which delays the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000 no later than their second fiscal quarter provided that they report a change in accounting principal in accordance with FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." However, if registrants have not previously complied with generally accepted accounting principles then they should apply the guidance in APB Opinion No. 20 for correction of an error. The effect of implementing this standard is currently being evaluated but is not expected to have a material effect on the company's financial position or results of operations.

                              PROMOTIONS.COM, INC.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Promotions.com contains forward-looking statements relating to the future events and the future performance of Promotions.com within the meaning of section 27A of the Securities Exchange Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties. Promotions.com's actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under " Risk Factors" and elsewhere in this report and in Promotions.com's other public filings on file with the Securities & Exchange Commission.

OVERVIEW

During the three months ended March 31, 2000 and 1999, revenue was generated primarily by promotion services. Principally all of the company's historical revenues have been derived from the sale of promotion services. We expect to derive substantially all of our revenues from the sale of promotion services for the foreseeable future.

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

Promotions.com CUSTOM SOLUTIONS service provides custom turnkey solutions to create and manage promotions on a customer's own web site. Revenues are derived principally from contracts in which the company typically provides services for the administration and implementation of the promotion. The contracts typically include cancellation clauses ranging from 30 to 60 days. Since there are significant up front customized design work incurred before a promotion begins, the company recognizes the portion of revenue related to the customized design work at the time the work is performed. The remaining revenue is recognized ratably in the period in which the promotion is run, provided that no significant company obligations remain.

Revenues include revenues from barter transactions in which we exchange promotion services for advertising and prizes. Revenues from these barter transactions are recorded as promotion revenues at the lower of the estimated fair value of the goods or services received or delivered and are recognized when we deliver the promotion services. Advertising expenses related to barter are recognized when our advertisements are run on the reciprocal web site, which is typically in the same period as the corresponding barter revenues are recognized. Prize expenses related to barter are recognized when prizes are awarded. In the three months ended March 31, 2000 and 1999, barter revenues were 10% and 33% of our total revenues. We expect that, as our cash revenues grow, barter as a percentage of our revenues will decrease.

The period-to-period comparisons of our historical operating results should not be relied upon as indicative of future performance. Our quarterly report should be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in the rapidly evolving stages of the Internet market. Although we have experienced revenue growth in recent periods, we anticipate that we will incur operating losses for the foreseeable future due to a high level of planned operating and capital expenditures. In particular, we expect to increase our operating expenses in order to expand our sales force and marketing personnel and to develop, integrate and scale our technology.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Revenues. Revenues primarily result from the sale of promotion services. Revenues were approximately $6.1 million and $1.3 million for the three months ended March 31, 2000 and 1999. We recorded barter revenues of approximately $629,000 and $434,000 during the three months ended March 31, 2000 and 1999. The period-to-period growth in revenues was primarily attributable to the increasing number of marketers purchasing promotional services on the Company's on-line media property and purchasing CUSTOM SOLUTIONS as well as larger longer-term purchases by certain marketers. Approximately 149 customers purchased promotional services during the three months ended March 31, 2000 as compared to approximately 51during the three months ended March 31, 1999. No one customer accounted for more than 10% of total revenues or accounts receivable for the three months ended March 31, 2000. There can be no assurances that the online promotion market will grow, customers will continue to purchase promotional services, that customers will not make smaller and shorter term purchases, or that market prices for Web-based promotional services will not decrease due to competitive or other factors.

Product Development Expenses. Product development expenses include the personnel costs associated with the design and development of WEBSTAKES.COM, our promotions infrastructure and technology, as well as software licensing costs. Product development expenses were approximately $841,000 million or 14% of total revenues for the three months ended March 31, 2000, $109,000 for the three months ended March 31, 1999, or 8% of total revenues. The period-to-period increases in absolute dollars are primarily attributable to increases in the number of engineers that develop and enhance the features and functionality of WEBSTAKES.COM and the Company's increased focus on Promotions.com CUSTOM SOLUTIONS services and the roll-out of new products. We believe that timely deployment of new and enhanced products and technology is critical to attaining our strategic objectives. Accordingly, we intend to continue recruiting and hiring experienced product development personnel and to make additional investments in product development. Consequently, the Company expects to incur increased product development expenditures in absolute dollars in future periods.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of advertising costs, salaries and commissions of sales and marketing personnel, costs of trade shows, conventions and marketing materials and other marketing expenses. Sales and marketing expenses were approximately $8.9 million for the three months ended March 31, 2000 or 148% of total revenues, $1.3 million for the three months ended March 31,1999, or 101% of total revenues. The period-to-period increases in sales and marketing expenses was primarily attributed to an increase in advertising costs associated with the Company's name change and aggressive marketing strategy. The increase was also due in part to the growth of the Company and is due to increases in compensation expense associated to the growth of the Company's sales force and marketing personnel and an increase in sales commission associated with the increase in revenues. Due to the growth of the Company, we anticipate that sales and marketing expenses in absolute dollars will increase in future periods as we continue to pursue an aggressive marketing strategy through advertising and continue to expand our international operations, and continue to build our sales force.

General and Administrative Expenses. General and administrative expenses consist primarily of services and related costs of general corporate functions, including finance, accounting costs and facilities. General and administrative expenses were approximately $2.7 million for the three months ended March 31, 2000, or 44% of total revenues, $781,000 for the three months ended March 31, 1999, or 59% of total revenues. The absolute dollar increase in general and administrative expenses were primarily attributable to increased salaries and related expenses associated with hiring additional personnel, and increased professional fees and facility expenses to support the growth of our operations. The increase was also due in part to an increase in allowance for doubtful accounts. This increase in the allowance for doubtful accounts was the result of an increase in cash revenues, and increase in the percentage of cash revenues reserved for doubtful accounts. We expect to incur additional general and administrative expenses as we hire additional personnel and incur additional costs related to the growth of our business and operation as a public company. We expect these expenses to include facilities expansion, investor relations programs and professional service fees. Accordingly, we anticipate that general and administrative expenses will continue to increase in absolute dollars. We expect that general and administrative expenses will follow the pattern for a growth company, increasing initially and then, once a certain revenue base is achieved, decreasing, as a percentage of revenue as reflected in the percentage decrease from the first quarter 1999 to the first quarter 2000.

Interest Income (Expense), Net. Interest income, net of expense, consists primarily of interest earned on our cash balance and the interest expense on our outstanding debt. We recognized net interest income of approximately $407,000 for the three months ended March 31, 2000, and net interest expense of $14,000 for the three months ended March 31, 1999. The increase was primarily attributable to a higher average cash balance invested, principally due to proceeds received from a private placement and initial public offering during 1999. Interest income in future periods is likely to go down as a result of a reduction in average cash balances invested maintained by the Company and changes in the prevailing interest rate of its investments.

Income Taxes. No income tax benefit is reflected in the financial statements as a valuation allowance was provided for deferred tax assets relating to net operating losses. As of December 31, 1999, we had approximately $20.0 million of federal net operating loss carryforwards for tax reporting purposes to offset future taxable income. Our federal net operating loss carry forwards expire in the years 2012 through 2019.

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

Net cash used in operating activities was approximately $4.2 million for the three months ended March 31, 2000, compared to approximately $714,000 for the three months ended March 31, 1999. The increase in cash used in operating activities for 2000 was primarily due to the net loss of $5.9 million during the period which resulted from costs incurred to support the Company's sales and marketing efforts and the increased personnel required to manage the Company's growing operations combined with higher levels of accounts receivable resulting from increased revenues which was partially offset by increases in accounts payable and accrued expenses.

Net cash used in investing activities was approximately $2.8 million for the three months ended March 31, 2000 and $144,000 for the three months ended March 31, 1999. As of March 31, 2000, our principal capital commitments consisted of obligations outstanding under operating and capital leases. All net cash used in investing activities was used for capital expenditures, primarily the acquisition of equipment. We estimate that our capital expenditures will be approximately $8.0 million for 2000. We currently expect that our principal capital expenditures through 2000 will relate to improvements to our technical infrastructure and expansion of our headquarters.

Net cash used by financing activities was approximately $83,000 for the three months ended March 31, 2000 compared to net cash provided by financing activities of approximately $3.7 million for the three months ended March 31, 1999. Net cash used by financing activities in 2000 was primarily attributable to principal payments made on notes payable and capital lease obligations. Net cash provided by financing activities in 1999 was primarily attributable to our private placements in January 1999. To date, we have made all payments due under our equipment loan.

We have a financing agreement with a leasing company for the leasing of equipment in an amount up to $1.0 million in operating and/or capital leases, secured by certain accounts receivable and the equipment purchased pursuant to the agreement. To date, we have leased approximately $659,000 of equipment under the agreement. The leases have terms of up to three years and the interest rates under the leases range from 8 1/2% to 13%. We are required to make monthly payments of interest and principal under the leases.

We have a two-year sponsorship agreement with Excite under which Excite agreed to promote WEBSTAKES.COM through ad banner placements and links to WEBSTAKES.COM and its promotions on Excite.com, WebCrawler.com and Classified2000.com. We prepaid Excite $5.6 million during 1999 for this two year agreement. At Home Corporation, the parent company of Excite, is one of our principal stockholders. Each quarter we recognize approximately $683,000 of expense related to this agreement.

We have a service agreement with MatchLogic, a wholly owned subsidiary of Excite, pursuant to which MatchLogic will provide ad serving and targeting, data processing, analysis, enhancement and other services to Promotions.com. The term of the agreement is two years. We prepaid MatchLogic $13.1 million, during 1999 for this two-year agreement. Each quarter we recognize approximately $1.5 million of expense related to this agreement.

In June 1999, we redeemed all outstanding shares of class A mandatorily redeemable convertible preferred stock and 1,714,608 shares of common stock for an aggregate amount of $24.0 million. To finance the redemption and to provide working capital, we issued shares of new class B mandatorily redeemable convertible preferred stock to a group of investors, including among others, At Home Corporation, XL Ventures, a subsidiary of Big Flower Holdings, and Travelers, for an aggregate purchase price of $40.0 million. Upon completion of the initial public offering, the class B mandatorily redeemable convertible preferred stock automatically converted into 6,666,668 shares of common stock. The class A mandatorily redeemable convertible preferred stock and class B mandatorily redeemable convertible preferred stock are not available for reissue. The excess of the consideration paid to the holders of the class A mandatorily redeemable convertible preferred stock over the carrying amount of the class A mandatorily redeemable convertible preferred stock represents a deemed dividend or return to the holders of the class A mandatorily redeemable convertible preferred stock of $8.7 million.

Our capital requirements depend on numerous factors, including the amount of resources the Company devotes to advertising and marketing our brand, the resources the Company devotes to expanding our sales and marketing capabilities, resources devoted to acquire or invest in complementary businesses, technologies, products or services or to invest in geographic expansion. Management believes that our cash on hand as of March 31, 2000 of $29.2 million ($1.6 million of which is restricted) together with cash flows will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for our existing business for the next 12 months based on our first quarter 2000 rate of cash use. However, we will need to raise additional funds during 2000 in order to fund more rapid expansion, adopt a more aggressive marketing strategy or in response to competitive pressures. There can be no assurances that any required additional financing will be available on terms favorable to us, or will be available at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, develop or enhance our services, respond to competitive pressures or take advantage of acquisition opportunities. Any of these events could have a material adverse effect on our business, results of operations or financial condition.

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

WE HAVE NOT BEEN PROFITABLE AND MAY NOT BECOME PROFITABLE, IN WHICH EVENT OUR BUSINESS AND STOCK PRICE WOULD BE ADVERSELY AFFECTED.

To date, we have not been profitable. We may never be profitable, or, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur losses for the foreseeable future because we expect to continue to spend significant resources to expand our business. Although we have experienced revenue growth in recent periods, these growth rates may not be sustainable or indicative of future growth. We reported a loss of $5.9 million for the three months ended March 31, 2000. As of March 31, 2000, our accumulated deficit was approximately $26.2 million. For us to make a profit, our revenues will need to increase sufficiently to cover our costs and expenses.

A SIGNIFICANT PORTION OF OUR REVENUES HAVE BEEN DERIVED FROM BARTER TRANSACTIONS, AND WE MAY NOT BE SUCCESSFUL IN GENERATING SUFFICIENT CASH REVENUES TO COVER OUR COSTS AND EXPENSES IN THE FUTURE.

For the three months ended March 31, 2000, approximately 10% of our revenues were derived from the trading of promotion services for advertising and prizes. We do not receive cash for sales involving barter agreements. We expect that barter agreements will continue to account for a significant portion of our revenues in the future and we may not generate sufficient cash to pay our cash expenses.

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

OUR OFFICERS AND DIRECTORS MAY CONTROL US.

Our executive officers and directors in the aggregate, beneficially own approximately 46% of our common stock. These stockholders may be able to effectively exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us, which could have a material adverse effect on our stock price.

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

As of March 31, 2000, there are outstanding options to purchase 2,273,028 shares of common stock which are eligible for sale in the public market from time to time depending on vesting. In addition, there are outstanding warrants to purchase up to 221,683 shares of common stock upon exercise. The securities issued upon the exercise of such warrants will be "restricted securities," as that term is defined in Rule 144 of the Securities Act, however, will be eligible for sale in the public market pursuant to Rule 144 subject to volume limitations.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(A) Changes in Securities:

NONE.

(B) Use of Proceeds:

Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced on September 24, 1999, is as follows as of March 31, 2000:

Shares registered:                                                     3,575,000

Aggregate price of offering amount registered:                       $50,050,000

Shares sold:                                                           3,575,000

Aggregate price of offering amount sold                              $50,050,000

Director or indirect payments to directors,
  officers, general partners of the issuer or
  their associates, to persons owning ten
  percent or more of any class of equity
  securities of the issuer and to affiliates
  of the issuer:                                                            $-0-

Direct or indirect payments to others:                               $ 5,070,641

Net offering proceeds to the issuer after deducting expenses:        $44,979,359

Detail uses to date:*                                                $17,420,080

Working capital reserves:

Temporary investments in cash and cash equivalents:                  $27,559,279

* As of March 31, 2000, the proceeds used from our initial public offering were used towards payments due to Excite and Matchlogic and for working capital and general corporate purposes.

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

Exhibit
Number     Description
------     -----------

 3.1(1)    Certificate of Incorporation
 3.2(1)    Certificate of Amendment to the Certificate of Incorporation,
           dated February 23, 1999
 3.3(1)    Certificate of Amendment to the Certificate of Incorporation,
           dated January 17, 1999
 3.4(1)    Certificate of Amendment to the Certificate of Incorporation,
           dated June 11, 1999
 3.5(1)    Amended and Restated Bylaws
 3.6(3)    Amended and Restated Bylaws dated September 29, 1999
 3.7(4) Certificate of Ownership and Merger dated January 26, 2000 10.1(1)(2)Netstakes, Inc. Stock Option Plan
           10.2(1)(2)1999 Equity Compensation Plan
10.3(1) Master Lease Agreement No. L6731 with Leasing Technologies International, Inc. dated November 19, 1999
10.4(1) Master Service Agreement between Registrant and Frontier Global Center dated February 8, 1999
           10.5(1)(2)Letter Agreement between Registrant and Steven H. Krein, dated June 11, 1999
           10.6(1)(2)Letter Agreement between Registrant and Daniel Feldman, dated June 11, 1999
10.7(1)    Stock Purchase Agreement dated June 11, 1999
10.8(4) Master Lease Agreement between Registrant and 450 Westside Partners, LLC dated January 12, 2000
27.1*      Financial data schedule

* Filed herewith.
(1) Filed as an exhibit to the Registrants Registration Statement on Form S-1 (Registration No. 333-80593) filed with the Commission on June 14, 1999, amended and incorporated herein by reference.
(2) Compensatory plans and arrangements for executives and others.
(3) Filed as an exhibit on Form 10-Q filed on November 15, 1999 and incorporated herein by reference.
(4) Filed as an exhibit on Form 10-K filed on March 30, 1999 and incorporated herein by reference.

(B) Reports on Form 8-K

Promotions.com filed one report on Form 8-K, on February 2, 2000, during the three months ended March 31, 2000, announcing that on January 31, 2000 the company changed its name from Webstakes.com, Inc. to Promotions.com, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2000           Promotions.com, Inc.


                             By: /s/ Thomas E. Brophy
                                 --------------------
                                     Thomas E Brophy
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer Duly Authorized Officer)