Form 10-Q
period 2000-06-30
PROMOTIONS COM INC
filed 2000-08-14
CIK 1088024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSACTION PERIOD FROM_____________TO_____________

                        COMMISSION FILE NUMBER: 000-27411

                              PROMOTIONS.COM, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                    13-3898912
--------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

                         11 West 19th Street, 10th Floor
                            New York, New York 10011
               (Address of principal executive offices) (Zip Code)

                                 (212) 242-8800
              (Registrant's telephone number, including area code)

      Indicate by check mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No(__).

      As of August 1, 2000, there were 14,267,569 shares of the registrant's common stock outstanding.

                              PROMOTIONS.COM, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I         FINANCIAL INFORMATION                                               PAGE
               ---------------------                                               ----
Item 1.        Financial Statements

               Condensed Balance Sheets as of June 30, 2000 (unaudited)
               and December 31, 1999.........................................          3

               Condensed Statements of Operations for the six months
               ended June 30, 2000 and 1999 (unaudited)......................          4

               Condensed Statements of Cash Flows for the six
               months ended June 30, 2000 and 1999 (unaudited)...............          5

               Notes to Financial Statements.................................          6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................          8

Item 3.        Qualitative and Quantitative Disclosures About Market Risk....         18

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings.............................................         18

Item 2.        Changes in Securities and Use of Proceeds.....................         18

Item 3.        Defaults Upon Senior Securities...............................         19

Item 4.        Submission of Matters to a Vote of Security Holders...........         19

Item 5.        Other Information.............................................         19

Item 6.        Exhibits and Reports on Form 8-K..............................         20

               SIGNATURES....................................................         21

Part 1.
Item 1.  FINANCIAL STATEMENTS

                              PROMOTIONS.COM, INC.
                            CONDENSED BALANCE SHEETS

                                                                                JUNE 30,       DECEMBER 31,
                                                                                  2000            1999
                                                                              ------------    ------------
                                                                              (UNAUDITED)
                                  ASSETS
Current assets:
  Cash and cash equivalents ...............................................   $ 22,246,834    $ 34,647,630
  Accounts receivable, net ................................................      7,139,085       2,396,853
  Prepaid expenses and other current assets ...............................      9,080,286       9,976,198
                                                                              ------------    ------------
   Total current assets ...................................................     38,466,205      47,020,681
                                                                              ------------    ------------
Fixed assets, net .........................................................      5,712,222       3,089,311
Restricted cash ...........................................................      1,600,000              --
Other assets ..............................................................        491,901       3,615,465
                                                                              ------------    ------------
    Total assets ..........................................................   $ 46,270,328    $ 53,725,457
                                                                              ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................................   $  4,940,126    $  1,754,255
  Accrued liabilities .....................................................      2,793,737       2,821,005
  Deferred revenues .......................................................      1,379,852         483,366
  Capital lease obligations ...............................................        386,630         290,640
  Notes payable ...........................................................         33,333          66,667
                                                                              ------------    ------------
    Total current liabilities .............................................      9,533,678       5,415,933
                                                                              ------------    ------------
  Capital lease obligation, net of current portion ........................        535,058         436,424
  Deferred gain on sale of assets .........................................         15,585          17,531
                                                                              ------------    ------------
    Total liabilities .....................................................     10,084,321       5,869,888
                                                                              ------------    ------------

Stockholders' equity:
  Common stock-par value $.01, 50,000,000 shares authorized, 14,241,244 and
    14,267,569 and 14,241,244 shares issued and outstanding
    at June 30, 2000 (unaudited), and December 31, 1999 ...................        142,675         142,412
  Additional paid-in capital ..............................................     68,067,441      67,969,343
  Accumulated deficit .....................................................    (32,009,639)    (20,233,041)
  Deferred compensation ...................................................        (14,470)        (23,145)
                                                                              ------------    ------------
    Total stockholders' equity ............................................     36,186,007      47,855,569
                                                                              ------------    ------------
      Total liabilities and stockholders' equity ..........................   $ 46,270,328    $ 53,725,457
                                                                              ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                              PROMOTIONS.COM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              JUNE 30,                         JUNE 30,
                                                              --------                         --------
                                                         2000            1999            2000            1999
                                                     ------------    ------------    ------------    ------------
Revenues .........................................   $  8,856,293    $  1,735,835    $ 14,916,385    $  3,054,463
Operating expenses:
  Product development ............................      1,487,731         342,160       2,328,949         450,865
  Sales and marketing ............................      7,869,080       2,375,629      14,736,856       3,680,864
  Non-cash sales and marketing - MatchLogic
    & Excite expense .............................      2,160,000         360,000       4,261,139         360,000
  General and administrative .....................      3,044,508       1,359,519       5,316,183       2,033,926
  Depreciation and amortization ..................        471,244          70,378         851,006         176,808
  Non-cash financial advisory services ...........             --         774,470              --         796,691
                                                     ------------    ------------    ------------    ------------
    Total operating expenses .....................     15,032,563       5,282,156      27,494,133       7,499,154
                                                     ------------    ------------    ------------    ------------
  Loss from operations ...........................     (6,176,270)     (3,546,321)    (12,577,748)     (4,444,691)
Interest income, net .............................        394,525          37,851         801,150          51,933
                                                     ------------    ------------    ------------    ------------
Net loss .........................................   $ (5,781,745)   $ (3,508,470)   $(11,776,598)   $ (4,392,758)
Preferred stock deemed dividend ..................                     (8,712,352)             --      (8,712,352)
                                                     ------------    ------------    ------------    ------------
Net loss attributable to common
  stockholders ...................................   $ (5,781,745)   $(12,220,822)   $(11,776,598)   $(13,105,110)
                                                     ============    ============    ============    ============

Basic and diluted net loss per share
  attributable to common
  stockholders ...................................   $      (0.41)   $      (2.26)   $      (0.83)   $      (2.36)
                                                     ============    ============    ============    ============
Weighted average shares of common
  stock used in computing basic and
  diluted net loss per share
  attributable to common
  stockholders ...................................     14,261,108       5,409,365      14,251,131       5,562,617
                                                     ============    ============    ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                              PROMOTIONS.COM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                            --------
                                                                                     2000            1999
                                                                                 ------------    ------------
Cash flows from operating activities:
  Net loss ...................................................................   $(11,776,598)   $ (4,392,758)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization of fixed assets ............................        851,006         176,808
    Amortization of deferred compensation expense ............................         30,174              --
    Expense recognized in connection with issuance of warrants ...............         45,116              --
    Non-cash financial advisory services .....................................             --         796,691
    Bad debt expense .........................................................        873,718         215,805
    Interest payable converted into common stock .............................             --          35,000
   Changes in operating assets and liabilities:
    Accounts receivable ......................................................     (5,615,948)       (404,111)
    Prepaid expenses and other current assets ................................        895,912      (3,015,145)
    Other assets .............................................................      3,122,913        (531,104)
    Accounts payable .........................................................      3,185,871         349,973
    Accrued and other liabilities ............................................        (29,215)        422,401
    Deferred revenue .........................................................        896,486          44,423
                                                                                 ------------    ------------
Net cash used in operating activities ........................................     (7,520,565)     (6,302,017)
                                                                                 ------------    ------------
Cash flows from investing activities:
  Payment of security deposit ................................................     (1,600,000)             --
  Proceeds from sale of fixed assets .........................................             --         157,292
  Purchase of fixed assets ...................................................     (3,473,267)       (509,170)
                                                                                 ------------    ------------
Net cash used in investing activities ........................................     (5,073,267)       (351,878)
                                                                                 ------------    ------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable ....................................             --         120,000
  Proceeds from exercise of stock options ....................................         31,746              --
  Principal payments on notes payable-related party ..........................        (33,334)        (38,889)
  Proceeds from issuance of capital leases ...................................        385,768              --

  Principal payments on capital lease obligations ............................       (191,144)        (46,484)
  Proceeds from issuance of class A mandatorily
   redeemable convertible preferred stock ....................................             --       3,575,000
  Proceeds from issuance of class B mandatorily
   redeemable convertible preferred stock ....................................             --      40,000,000
  Redemption of class A mandatorily redeemable
    convertible preferred stock and repurchase
    Of common stock ..........................................................             --     (24,000,000)
                                                                                 ------------    ------------
Net cash  provided by financing activities ...................................        193,036      19,609,627
                                                                                 ------------    ------------
Net (decrease) increase  in cash for the period ..............................    (12,400,796)     12,955,732
Cash and cash equivalents, beginning of period ...............................     34,647,630          17,573
                                                                                 ------------    ------------
Cash and cash equivalents, end of period .....................................   $ 22,246,834    $ 12,973,305
                                                                                 ============    ============
Cash paid during the period for interest .....................................   $     41,806    $     11,157
                                                                                 ============    ============

Supplemental disclosure of non-cash investing, financing and other activities:
Notes payable converted into common and preferred stock ......................             --    $  1,390,000
Equipment acquired under capital leases ......................................   $    408,634    $    228,692
Barter transactions ..........................................................   $  1,482,255    $    944,907

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

2. INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the results of the interim periods presented in this filing have been made. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 or for any other future interim periods.

The balance sheet information at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

The Company has made certain reclassifications within its financial statements to conform with current period classification.

3. NET LOSS PER SHARE

Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

As the Company reported net losses at June 30, 2000 and 1999, all 2,601,787 and 1,126,100 of the options and warrants outstanding at June 30, 2000 and 1999, respectively, were antidilutive and therefore, there were no reconciling items between basic and diluted loss per share for the six months then ended.

                              PROMOTIONS.COM, INC.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. SAB 101 is not a rule or interpretation of the SEC, however, it represents interpretations and practices followed by the Division of Corporate Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal Securities laws. As a result of our review of SAB 101 the Company has decided to change its revenue recognition policy related to its CUSTOM SOLUTIONS services. The effect of such change did not have a materially adverse effect on the financial statements.

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

OVERVIEW

During the six months ended June 30, 2000 and 1999, revenue was generated primarily by promotion services. Principally all of the company's historical revenues have been derived from the sale of promotion services. We expect to derive substantially all of our revenues from the sale of promotion services for the foreseeable future.

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

Promotions.com CUSTOM SOLUTIONS service provides custom turnkey solutions to create and manage promotions on a customer's own web site. Revenues are derived principally from contracts in which the company typically provides services for the administration and implementation of the promotion. The contracts typically include cancellation clauses ranging from 30 to 60 days. Since there is significant up front customized design work incurred before a promotion begins, the company has in the past recognized the portion of revenue related to the customized design work at the time the work is performed. The remaining revenue was recognized ratably in the period in which the promotion was run, provided that no significant company obligations remained. During the second quarter of 2000, the Company decided to change its revenue recognition policy related to CUSTOM SOLUTIONS services to recognize revenues ratably over the period during which we provide promotion services, provided that no significant obligations remain and collection of the resulting receivable is reasonably assured. The company has accounted for this change in accordance with FASB Statement No.3, "Reporting Accounting Changes in Interim Financial Statements." The cumulative effective of the change in accounting principal was not material.

Revenues include revenues from barter transactions in which we exchange promotion services for advertising and prizes. Revenues from these barter transactions are recorded as promotion revenues at the lower of the estimated fair value of the goods or services received or delivered and are recognized when we deliver the promotion services. Advertising expenses related to barter are recognized when our advertisements are run on the reciprocal web site, which is typically in the same period as the corresponding barter revenues are recognized. Prize expenses related to barter are recognized when prizes are awarded. In the six months ended June 30, 2000 and 1999, barter revenues were 9.4% and 31% of our total revenues. This decrease is directly related to our efforts to decrease barter transactions and in turn increase our focus on growing cash revenues. We expect that, as our cash revenues grow, barter as a percentage of our revenues will decrease.

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

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues. Revenues primarily result from the sale of promotion services. Revenues were approximately $8.9 million and $1.7 million for the three months ended June 30, 2000 and 1999. We recorded barter revenues of approximately $853,000 and $442,000 during the three months ended June 30, 2000 and 1999, representing approximately 9.6%and 25% of total revenues during those periods.

Revenues were approximately $14.9 million and $3.1 million for the six months ended June 30, 2000 and 1999. We recorded barter revenues of approximately $1.4 million and $945,000 during the six months ended June 30, 2000 and 1999 representing approximately 9.4%and 31% of total revenues during those periods. This decrease is directly related to our efforts to decrease barter transactions and in turn increase our focus on growing cash revenues. We expect that, as our cash revenues grow, barter as a percentage of our revenues will decrease.

The period-to-period growth in revenues was primarily attributable to the increasing number of marketers purchasing promotional services on the Company's on-line media property and purchasing CUSTOM SOLUTIONS as well as larger longer-term purchases by certain marketers. Approximately 298 customers purchased promotional services during the six months ended June 30, 2000 as compared to approximately 72 during the six months ended June 30, 2000. No one customer accounted for more than 10% of total revenues or accounts receivable for the six months ended June 30, 2000. There can be no assurances that the online promotion market will grow, customers will continue to purchase promotional services, that customers will not make smaller and shorter term purchases, or that market prices for Web-based promotional services will not decrease due to competitive or other factors. There also can be no assurance that we can continue to grow our revenues at the same growth rate as we have in past periods.

Product Development Expenses. Product development expenses include the personnel costs associated with the design and development of WEBSTAKES.COM and CUSTOM SOLUTIONS, our promotions infrastructure and technology, as well as software licensing costs. Product development expenses were approximately $1.5 million or 17% of total revenues for the three months ended June 30, 2000 compared to $342,000 for the three months ended June 30, 1999, or 20% of total revenues. Product development expenses were approximately $2.3 million or 15% of total revenues for the six months ended June 30, 2000 compared to $450,000 for the six months ended June 30, 1999, or 15% of total revenues. The period-to-period increases in absolute dollars are primarily attributable to increases in the number of engineers that develop and enhance the features and functionality of WEBSTAKES.COM and the Company's increased focus on Promotions.com CUSTOM SOLUTIONS services. The increase is also attributable to the roll-out of new products and our international expansion. We believe that timely deployment of new and enhanced products and technology is critical to attaining our strategic objectives. Accordingly, we intend to continue recruiting and hiring experienced product development personnel and to make additional investments in product development. Consequently, the Company expects to incur increased product development expenditures in absolute dollars in future periods.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of advertising costs, salaries and commissions of sales personnel, costs of trade shows, conventions and marketing materials and other marketing expenses. Sales and marketing expenses were approximately $10 million for the three months ended June 30, 2000 or 112% of total revenues compared to $2.7 million for the three months ended June 30, 1999, or 158% of total revenues. Sales and marketing expenses were approximately $19.0 million for the six months ended June 30, 2000 or 127% of total revenues compared to $4.0 million for the six months ended June 30, 1999, or 129% of total revenues. The period-to-period increases in sales and marketing expenses was primarily attributed to an increase in advertising costs associated with the Company's name change and aggressive marketing strategy. The increase was also due in part to the growth of the Company, increases in compensation expense associated with the growth of the Company's sales force and marketing personnel, and an increase in sales commission associated with the increase in revenues. Due to the growth of the Company, we anticipate that sales and marketing expenses in absolute dollars will increase in future periods as we continue to pursue an aggressive marketing strategy through advertising and continue to expand our international operations, and continue to build our sales force.

General and Administrative Expenses. General and administrative expenses consist primarily of services and related costs of general corporate functions, including finance, operations, human resources and facilities. General and administrative expenses were approximately $3.5 million for the three months ended June 30, 2000, or 39% of total revenues compared to $1.4 million for the three months ended June 30, 1999, or 82% of total revenues. General and administrative expenses were approximately $6.2 million for the six months ended June 30, 2000, or 41% of total revenues compared to $2.2 million for the six months ended June 30, 1999, or 71% of total revenues. The absolute dollar increase in general and administrative expenses was primarily attributable to increased salaries and related expenses associated with hiring additional personnel, and increased professional fees and facility expenses to support the growth of our operations. The increase was also due in part to an increase in allowance for doubtful accounts. This increase in the allowance for doubtful accounts was the result of an increase in cash revenues, and increase in the percentage of cash revenues reserved for doubtful accounts. We expect to incur additional general and administrative expenses as we hire additional personnel and incur additional costs related to the growth of our business and operation as a public company. We expect these expenses to include facilities expansion, investor relations programs and professional service fees. Accordingly, we anticipate that general and administrative expenses will continue to increase in absolute dollars. We expect that general and administrative expenses will follow the pattern for a growth company, increasing initially and then, once a certain revenue base is achieved, decreasing, as a percentage of revenue, as reflected in the percentage decreases from the three and six months ended June 30 1999 to the three and six months ended June 30, 2000.

Non-Cash Financial Advisory Services Expense. Non-cash financial advisory service expenses relate to stock options and warrants granted to third parties for consulting and financial advisory services in the three and six months ended June 30, 1999. These stock options and warrants were fully vested at the date of issuance. The value of the stock options and warrants issued were calculated using the Black Scholes method.

Interest Income, Net. Interest income, net of expense, consists primarily of interest earned on our cash balance and the interest expense on our outstanding debt. We recognized net interest income of approximately $394,000 for the three months ended June 30, 2000 compared to net interest income of $37,000 for the three months ended June 30, 1999. We recognized net interest income of approximately $801,000 for the six months ended June 30, 2000 compared to net interest income of $51,000 for the six months ended June 30, 1999. The increase was primarily attributable to a higher average cash balance invested, principally due to proceeds received from a private placement and initial public offering during 1999. Interest income in future periods is likely to go down as a result of a reduction in average cash balances invested maintained by the Company and changes in the prevailing interest rate of its investments.

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

Net cash used in operating activities was approximately $7.5 million for the six months ended June 30, 2000, compared to approximately $6.3 million for the six months ended June 30, 1999. The increase in cash used in operating activities for 2000 was primarily due to the net loss of $11.7 million during the period which resulted from costs incurred to support the Company's sales and marketing efforts and the increased personnel required to manage the Company's growing operations combined with higher levels of accounts receivable resulting from increased revenues which was partially offset by increases in accounts payable and accrued expenses.

Net cash used in investing activities was approximately $5 million for the six months ended June 30, 2000 compared to $352,000 for the six months ended June 30, 1999. As of June 30, 2000, our principal capital commitments consisted of obligations outstanding under operating and capital leases. All net cash used in investing activities was used for capital expenditures, primarily the acquisition of equipment. We estimate that our capital expenditures will be approximately $8.0 million for 2000. We currently expect that our principal capital expenditures through 2000 will relate to improvements to our technical infrastructure and expansion of our headquarters.

Net cash provided by financing activities was approximately $193,000 for the six months ended June 30, 2000 compared to net cash provided by financing activities of approximately $19.6 million for the six months ended June 30, 1999. Net cash provided by financing activities in 2000 was primarily attributable to proceeds from capital leases net of principal payments made on notes payable and capital lease obligations. Net cash provided by financing activities in 1999 was primarily attributable to our private placements. To date, we have made all payments due under our equipment loan.

We have a financing agreement with a leasing company for the leasing of equipment in an amount up to $1.0 million in operating and/or capital leases, secured by certain accounts receivable and the equipment purchased pursuant to the agreement. In June 2000, the financing agreement was increased to $2.0 million in exchange for the Company issuing warrants to purchase 13,345 shares of the Company's common stock. As of June 30, 2000 we have approximately $921,000 of equipment outstanding under the agreement. The leases have terms of up to three years and the interest rates under the leases range from 8 1/2% to 13%. We are required to make monthly payments of interest and principal under the leases. To date all payments have been made.

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

We have a service agreement with MatchLogic, a wholly owned subsidiary of Excite, pursuant to which MatchLogic will provide ad serving and targeting, data processing, analysis, enhancement and other services to Promotions.com. The term of the agreement is two years. We prepaid MatchLogic $13.1 million during 1999 for this two-year agreement. Each quarter we recognize approximately $1.5 million of expense related to this agreement.

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

Our capital requirements depend on numerous factors, including the amount of resources the Company devotes to advertising and marketing our brand, the resources the Company devotes to expanding our sales and marketing capabilities, resources devoted to acquire or invest in complementary businesses, technologies, products or services or to invest in geographic expansion. Management believes that our cash on hand as of June 30, 2000 of $23.8 million ($1.6 million of which is restricted) together with cash flows will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for our existing business for the next 12 months based on our second quarter 2000 rate of cash use. However, we will need to raise additional funds during 2000 in order to fund more rapid expansion, adopt a more aggressive marketing strategy or in response to competitive pressures. There can be no assurances that any required additional financing will be available on terms favorable to us, or will be available at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, develop or enhance our services, respond to competitive pressures or take advantage of acquisition opportunities. Any of these events could have a material adverse effect on our business, results of operations or financial condition.

RISK FACTORS

An investment in our Company involves a high degree of risk. You should consider carefully the risks below, together with the other information contained in this quarterly report, before you decide to invest in our Company. If any of the following risks actually occur, our business, results of operations and financial condition could be harmed, the trading price of our common stock could decline and you could lose all or part of your investment.

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

WE HAVE NOT BEEN PROFITABLE AND MAY NOT BECOME PROFITABLE, IN WHICH EVENT OUR BUSINESS AND STOCK PRICE WOULD BE ADVERSELY AFFECTED.

To date, we have not been profitable. We may never be profitable, or, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur losses for the foreseeable future because we expect to continue to spend significant resources to expand our business. Although we have experienced revenue growth in recent periods, these growth rates may not be sustainable or indicative of future growth. We reported a loss of $11.7 million for the six months ended June 30, 2000. As of June 30, 2000, our accumulated deficit was approximately $32 million. For us to make a profit, our revenues will need to increase sufficiently to cover our costs and expenses.

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

SEASONAL AND CYCLICAL PATTERNS MAY AFFECT OUR BUSINESS

We believe that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. If our market makes the transition from emerging to a more developed market, the seasonal and cyclical patterns may develop in the future. As a result, if our industry follows the same seasonal patterns as those in traditional media, we may experience lower advertising revenues in the first and third calendar quarter of each year. Seasonal and cyclical patterns in Internet advertising may also affect our revenues. In addition, traffic levels on our Web sites typically fluctuate during the summer and year-end vacation and holiday periods.

OUR UNCERTAIN SALES CYCLES COULD ADVERSELY AFFECT OUR BUSINESS

The time between the date of initial contact with potential clients and the execution of a contract with the client is often lengthy, typically from six weeks for smaller agreements to nine months for larger agreements, and is subject to delays over which we have little or no control, including:

o     Clients budgetary constraints;
o     Clients internal acceptance reviews;
o The success and continued internal support of clients own development efforts; and
o     The possibility of cancellation or delay of projects by clients.

During the sales cycle, we may expend substantial funds and management resources and yet not obtain clients. Accordingly, our results of operations for a particular period may be adversely affected if sales to clients forecasted in a particular period are delayed or do not otherwise occur.

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

WE FACE SIGNIFICANT COMPETITION, AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

The market for Internet promotion services is intensely competitive. We expect competition in our market to continue to intensify as a result of increasing market size, greater visibility of the market opportunity for Internet promotion services and minimal barriers to entry. Industry consolidation may also increase competition. We compete with many types of companies, including both online and offline promotion companies, large Internet publishers, search engine and other Internet portal companies, a variety of Internet-based advertising networks and other companies that facilitate the marketing of products and services on the Internet. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to compete more effectively and be more responsive to industry and technological change than us. We may not be able to compete successfully and competitive pressures may reduce our revenues and result in increased losses or reduced profits.

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

WE REQUIRE ADDITIONAL FINANCING TO EXPAND OUR BUSINESS, AND WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING.

We need to raise additional funds in the future in order to fund more aggressive brand promotion or more rapid expansion, to develop new or enhanced services, to respond to competitive pressures or to make acquisitions. Additional financing may not be available on terms favorable to us, and may not be available at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised by our issuing equity securities, stockholders may experience dilution of their ownership interest and the newly issued securities may have rights superior to those of the common stock. If additional funds are raised by our issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends.

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

OUR OFFICERS AND DIRECTORS MAY CONTROL US.

Our executive officers and directors in the aggregate, beneficially own approximately 42% of our common stock. These stockholders may be able to effectively exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us, which could have a material adverse effect on our stock price.

THE SALE OF SHARES ELIGIBLE FOR FUTURE SALE IN THE OPEN MARKET COULD DEPRESS OUR STOCK PRICE

Sales of significant amounts of common stock in the public market in the future or the perception that sales will occur could materially and adversely affect the market price of the common stock or our future ability to raise capital through an offering of our equity securities. There are approximately 10,641,000 shares of common stock held by our stockholders that are "restricted securities," as that term is defined in Rule 144 of the Securities Act of 1933. Restricted securities may be sold in the public market only if registered or if they qualify for an exemption for registration under Rules 144, 144(k), or 701 under the Securities Act. Currently, approximately 472,000 shares of the restricted securities are eligible for sale in the public market under Rule 144 without volume limitations or further registration under the Securities Act, not including approximately 3,528,000 shares held by our "affiliates," within the meaning of the Securities Act. These 3,528,000 shares are eligible for public sale subject to volume limitations. After June 14, 2000, approximately 6,667,000 additional shares of restricted securities were eligible for sale in the public market under Rule 144 subject to volume limitations. The holders of these shares are entitled to require us to register their shares for public sale.

As of June 30, 2000, there are outstanding options to purchase 2,366,759 shares of common stock which are eligible for sale in the public market from time to time depending on vesting. In addition, there are outstanding warrants to purchase up to 235,028 shares of common stock upon exercise. The securities issued upon the exercise of such warrants will be "restricted securities," as that term is defined in Rule 144 of the Securities Act, however, will be eligible for sale in the public market pursuant to Rule 144 subject to volume limitations.

OUR COMMON STOCK PRICE IS HIGHLY VOLATILE

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(A) Changes in Securities:

NONE.

(B) Use of Proceeds:

1)Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced on September 24, 1999, is as follows as of June 30, 2000:

Shares registered:                                             3,575,000

Aggregate price of offering amount registered:               $50,050,000

Shares sold:                                                   3,575,000

Aggregate price of offering amount sold                      $50,050,000

Director or indirect payments to directors, Officers, general partners of the issuer or Their associates, to persons
      owning ten Percent or more of any class of equity
      Securities of the issuer and to affiliates Of the
      issuer:                                                       $-0-

Direct or indirect payments to others:                        $5,070,641

Net offering proceeds to the issuer after
      Deducting expenses:                                    $44,979,359

Detail uses to date:*                                        $22,732,525

Working capital reserves:

Temporary investments in cash and cash equivalents:          $22,246,834

* As of June 30, 2000, the proceeds used from our initial public offering were used towards payments due to Excite and Matchlogic and for working capital and general corporate purposes.

2) In April 2000, employees exercised options and received (i) an aggregate 29,783 shares of common stock at a price per share of $1.16, (ii) an aggregate 1,963 shares at a price of $3.02.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We held our Annual Meeting of Stockholders on June 8, 2000. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against and the number of abstentions with respect to each matter. Each director proposed by the Company was elected and the three management proposals were approved by the stockholders.

(A) The stockholders re-elected the two nominees for the Company's Board of
Directors:

       Nominee           Shares For     Shares Against
       -------           ----------     --------------
Daniel J. Feldman         8,786,787         29,781
Arnold Greenberg          8,786,787         29,781

(B) Approval of an amendment of the Company's 1999 Equity Compensation Plan:

  Shares For      Shares Against    Shares Abstained
  ----------      --------------    ----------------
   5,819,742         561,937             79,112

(C) Approval of the Company's Employee Stock Purchase Plan:

  Shares For      Shares Against    Shares Abstained
  ----------      --------------    ----------------
   6,390,596          65,455              4,740

(D) Approval of PricewaterhouseCoopers LLP as independent auditors of the
Company:

  Shares For      Shares Against    Shares Abstained
  ----------      --------------    ----------------
   8,802,971          10,891              2,706

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

Exhibit
Number      Description
------      -----------
3.1(1)      Certificate of Incorporation
3.2(1)      Certificate of Amendment to the Certificate of Incorporation, dated
            February 23, 1999
3.3(1)      Certificate of Amendment to the Certificate of Incorporation, dated
            January 17, 1999
3.4(1)      Certificate of Amendment to the Certificate of Incorporation, dated
            June 11, 1999
3.5(1)      Amended and Restated Bylaws
3.6(3)      Amended and Restated Bylaws dated September 29, 1999
3.7(4)      Certificate of Ownership and Merger dated January 26, 2000
10.1(1)(2)  Netstakes, Inc. Stock Option Plan
10.2(1)(2)  1999 Equity Compensation Plan
10.3(1)     Master Lease Agreement No. L6731 with Leasing Technologies
            International, Inc. dated November 19, 1999
10.4(1)     Master Service Agreement between Registrant and Frontier
            GlobalCenter dated February 8, 1999
10.5(1)(2)  Letter Agreement between Registrant and Steven H. Krein, dated June
            11, 1999
10.6(1)(2)  Letter Agreement between Registrant and Daniel Feldman, dated June
            11, 1999
10.7(1)     Stock Purchase Agreement dated June 11, 1999
10.8(4)     Master Lease Agreement between Registrant and 450 Westside Partners,
            LLC dated January 12, 2000
10.9*       Warrant Agreement between Registrant and leasing Technologies
            International, Inc. dated June 29, 2000
10.10(5)    Employee Stock Purchase Plan
27.1*       Financial data schedule

*     Filed herewith.
(1) Filed as an exhibit to the Registrants Registration Statement on Form S-1 (Registration No. 333-80593) filed with the Commission on June 14, 1999, amended and incorporated herein by reference.
(2)   Compensatory plans and arrangements for executives and others.
(3) Filed as an exhibit on Form 10-Q filed on November 15, 1999 and incorporated herein by reference.
(4) Filed as an exhibit on Form 10-K filed on March 30, 1999 and incorporated herein by reference.
(5) Filed as an appendix on Form DEFR14A filed on May 11, 2000 and incorporated herein by reference.

(B)   Reports on Form 8-K

NONE.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2000      Promotions.com, Inc.


                           By: /s/ Thomas E. Brophy
                                   Thomas E Brophy
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer Duly Authorized Officer)