Form 10-Q
period 2000-09-30
PROMOTIONS COM INC
filed 2000-11-14
CIK 1088024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSACTION PERIOD FROM_____________TO_____________

                        COMMISSION FILE NUMBER: 000-27411

                              PROMOTIONS.COM, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                             13-3898912
--------                                             ----------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)

                         450 West 33rd Street, 7th Floor
                            New York, New York 10001
               (Address of principal executive offices) (Zip Code)

                                 (212) 971-9800
              (Registrant's telephone number, including area code)

Indicate by check mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|.

As of November 1, 2000, there were 14,267,569 shares of the registrant's common stock outstanding.

                              PROMOTIONS.COM, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.  Financial Statements

         Condensed Balance Sheets as of September 30, 2000
         (unaudited) and December 31, 1999 ................................    3

         Condensed Statements of Operations for the nine
         months ended September 30, 2000 and 1999
         (unaudited) ......................................................    4

         Condensed Statements of Cash Flows for the nine
         months ended September 30, 2000 and 1999
         (unaudited) ......................................................    5

         Notes to Financial Statements ....................................    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..............................    8

Item 3.  Qualitative and Quantitative Disclosures About
         Market Risk ......................................................   19

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   19

Item 2.  Changes in Securities and Use of Proceeds ........................   19

Item 3.  Defaults Upon Senior Securities ..................................   20

Item 4.  Submission of Matters to a Vote of Security Holders ................ 20

Item 5.  Other Information ................................................   20

Item 6.  Exhibits and Reports on Form 8-K .................................   21

         SIGNATURES .......................................................   22

Part 1.
Item 1. FINANCIAL STATEMENTS

                              PROMOTIONS.COM, INC.
                            CONDENSED BALANCE SHEETS

                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                      2000            1999
                                                                  ------------    ------------
                                                                  (UNAUDITED)
                            ASSETS

Current assets:

  Cash and cash equivalents ...................................   $ 18,484,839    $ 34,647,630
  Accounts receivable, net ....................................      4,363,773       2,396,853
  Prepaid expenses and other current assets ...................      7,026,227       9,976,198
                                                                  ------------    ------------
   Total current assets .......................................     29,874,839      47,020,681
                                                                  ------------    ------------
Fixed assets, net .............................................      6,341,661       3,089,311
Restricted cash ...............................................      1,600,000              --
Other assets ..................................................        191,916       3,615,465
                                                                  ------------    ------------
    Total assets ..............................................   $ 38,008,416    $ 53,725,457
                                                                  ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable ............................................   $  2,396,645    $  1,754,255
  Accrued liabilities .........................................      2,538,125       2,821,005
  Deferred revenues ...........................................        690,523         483,366
  Capital lease obligations ...................................        773,117         290,640
  Notes payable ...............................................         22,222          66,667
                                                                  ------------    ------------
    Total current liabilities .................................      6,420,632       5,415,933
                                                                  ------------    ------------
  Capital lease obligation, net of current portion ............      1,106,860         436,424
  Deferred gain on sale of assets .............................         11,086          17,531
                                                                  ------------    ------------
    Total liabilities .........................................      7,538,578       5,869,888
                                                                  ------------    ------------

Stockholders' equity:
  Common stock-par value $.01, 50,000,000 shares authorized, and 14,267,569 and 14,241,244 shares issued and outstanding
    at September 30, 2000 (unaudited), and December 31, 1999 ..        142,675         142,412

  Additional paid-in capital ..................................     68,056,083      67,969,343
  Accumulated deficit .........................................    (37,726,713)    (20,233,041)
  Deferred compensation .......................................         (2,207)        (23,145)
                                                                  ------------    ------------
    Total stockholders' equity ................................     30,469,838      47,855,569
                                                                  ------------    ------------
      Total liabilities and stockholders' equity ..............   $ 38,008,416    $ 53,725,457
                                                                  ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                              PROMOTIONS.COM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                      -----------------------------    ----------------------------
                                                           2000            1999            2000            1999
                                                       ------------    ------------    ------------    ------------
Revenues ...........................................   $  6,707,954    $  3,049,058    $ 21,624,345    $  6,103,521
Operating expenses:
  Product development ..............................      1,100,536         800,761       3,429,485       1,251,626
  Sales and marketing ..............................      5,618,644       3,684,162      20,355,501       7,310,724
  Non-cash sales and marketing - MatchLogic
    & Excite expense ...............................      2,165,956       2,338,974       6,427,095       2,753,276
  General and administrative .......................      3,185,960       2,186,659       8,536,207       4,125,596
  Depreciation and amortization ....................        678,881         160,265       1,495,823         432,061
  Non-cash financial advisory services .............             --              --              --         796,691
                                                       ------------    ------------    ------------    ------------
    Total operating expenses .......................     12,749,977       9,170,821      40,244,111      16,669,974
                                                       ------------    ------------    ------------    ------------
  Loss from operations .............................     (6,042,023)     (6,121,763)    (18,619,766)    (10,566,453)
Interest income, net ...............................        324,943         128,617       1,126,094         180,550
                                                       ------------    ------------    ------------    ------------
Net loss ...........................................   $ (5,717,080)   $ (5,993,146)   $(17,493,672)   $(10,385,903)
Preferred stock deemed dividend ....................             --              --              --      (8,712,352)
                                                       ------------    ------------    ------------    ------------
Net loss attributable to common
  stockholders .....................................   $ (5,717,080)   $ (5,993,146)   $(17,493,672)   $(19,098,255)
                                                       ============    ============    ============    ============
Basic and diluted net loss per share
  attributable to common
  stockholders .....................................   $      (0.40)   $      (1.31)   $      (1.23)   $      (3.65)
                                                       ============    ============    ============    ============
Weighted average shares of common
  stock used in computing basic and diluted net
  loss per share attributable to common stockholders     14,267,569       4,568,558      14,256,610       5,230,702
                                                       ============    ============    ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                              PROMOTIONS.COM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                        -------------
                                                                                     2000            1999
                                                                                 ------------    ------------
Cash flows from operating activities:
  Net loss ...................................................................   $(17,493,672)   $(10,385,903)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization of fixed assets ............................      1,495,823         432,061
    Amortization of deferred compensation expense ............................         31,079              --
    Expense recognized in connection with issuance of warrants ...............         45,117              --
    Non-cash financial advisory services .....................................             --         796,691
    Bad debts expense ........................................................      1,834,197         335,431
    Interest payable converted into common stock .............................             --          35,000
  Changes in operating assets and liabilities:
    Accounts receivable ......................................................     (3,801,116)     (1,343,765)
    Prepaid expenses and other current assets ................................      2,949,971      (3,677,452)
    Other assets .............................................................      3,423,549         (39,795)
    Accounts payable .........................................................        642,390       1,078,101
    Accrued and other liabilities ............................................       (289,324)      2,467,154
    Deferred revenue .........................................................        207,157         179,754
                                                                                 ------------    ------------
Net cash used in operating activities ........................................    (10,954,829)    (10,122,723)
                                                                                 ------------    ------------
Cash flows from investing activities:
  Payment of security deposit ................................................     (1,600,000)             --
  Proceeds from sale of fixed assets .........................................             --         157,292
  Purchase of fixed assets ...................................................     (3,353,603)     (1,193,309)
                                                                                 ------------    ------------
Net cash used in investing activities ........................................     (4,953,603)     (1,036,017)
                                                                                 ------------    ------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable ....................................             --         120,000
  Proceeds from exercise of stock options ....................................         31,746              --
  Principal payments on notes payable-related party ..........................        (44,445)        (55,555)
  Proceeds from issuance of common stock .....................................             --      44,979,359
  Principal payments on capital lease obligations ............................       (241,660)       (152,172)
  Proceeds from issuance of class A convertible preferred stock ..............             --       3,575,000
  Proceeds from issuance of class B convertible preferred stock ..............             --      40,000,000
  Redemption of class A mandatorily redeemable
    convertible preferred stock and repurchase
    Of common stock ..........................................................             --     (24,000,000)
                                                                                 ------------    ------------
Net cash  (used) provided by financing activities ............................       (254,359)     64,466,632
                                                                                 ============    ============
Net (decrease) increase  in cash for the period ..............................    (16,162,791)     53,307,892
Cash and cash equivalents, beginning of period ...............................     34,647,630          17,573
                                                                                 ------------    ------------
Cash and cash equivalents, end of period .....................................   $ 18,484,839    $ 53,325,465
                                                                                 ============    ============
Cash paid during the period for interest .....................................   $    110,486    $     28,068
                                                                                 ============    ============
Supplemental disclosure of non-cash investing, financing and other activities:
Notes payable converted into common and preferred stock ......................             --    $  1,390,000
Preferred stock converted into common stock ..................................             --    $ 40,000,000
Equipment acquired under capital leases ......................................   $  1,394,571    $    812,000
Barter transactions ..........................................................   $  2,078,775    $  1,478,379

The accompanying notes are an integral part of these condensed financial statements.

                              PROMOTIONS.COM, INC.

            NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Promotions.com, Inc. (the "Company"), was incorporated and commenced operations in the State of New York on January 8, 1996 as Webstakes, Inc. and was reincorporated in the State of Delaware on June 5, 1996 as Netstakes, Inc. On June 11, 1999 the Company changed its name to Webstakes.com, Inc. On January 31, 2000, the Company changed its name to Promotions.com, Inc. Promotions.com, Inc. is a global internet promotion solutions company. Combining technology, data and promotions expertise, the Company provides promotion solutions to help clients achieve their overall marketing and business objectives. The Company generates revenues through WEBSTAKES.COM, which includes www.webstakes.com, a web site dedicated to internet sweepstakes and promotions; and Promotions.com DIRECT, which offers targeted email and lead generation and Promotions.com CUSTOM SOLUTIONS, a full service integrated internet promotion services group.

The Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new, rapidly evolving and highly volatile markets for Internet products and services. These risks include the failure to develop and extend the Company's online service brand, the rejection of the Company's services by web consumers, vendors and/or advertisers, the inability of the Company to maintain and increase the levels of traffic on its online service, as well as other risks and uncertainties. In the event that the Company does not successfully implement its business plan, certain assets may not be recoverable.

2. INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the results of the interim periods presented in this filing have been made. Operating results for the six month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 or for any other future interim periods.

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

As the Company reported net losses at September 30, 2000 and 1999, all 3,081,220 and 1,878,153 of the options and warrants outstanding at September 30, 2000 and 1999, respectively, were antidilutive and therefore, there were no reconciling items between basic and diluted loss per share for the nine months then ended.

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

                              PROMOTIONS.COM, INC.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Promotions.com contains forward-looking statements relating to the future events and the future performance of Promotions.com within the meaning of section 27A of the Securities Exchange Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties. Promotions.com's actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under " Risk Factors" and elsewhere in this report and in Promotions.com's other public filings on file with the Securities & Exchange Commission. Particular attention should be paid to the cautionary statements involving Promotions.com's limited operating history, the highly volatile industry in which it operates, its dependence on Internet companies, the unpredictability of its future revenues, the unpredictability and evolving nature of its key markets and the intensely competitive industry in which it operates. Except as required by law, Promotions.com undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

During the nine months ended September 30, 2000 and 1999, revenue was generated primarily by on-line promotion and email direct marketingservices. Principally all of the company's historical revenues have been derived from the sale of on-line promotion and on-line direct marketing services. We expect to derive substantially all of our revenues from the sale of such services for the foreseeable future.

We recognize revenues from promotion and direct marketing services ratably over the period during which we provide promotion and direct marketing services, provided that no significant obligations remain and collection of the resulting receivable is reasonably assured. Payments received from customers prior to providing promotion services are recorded as deferred revenue and are recognized as revenue ratably as the services are provided. With respect to revenue generated from our promotion portal, WEBSTAKES.COM, we generally guarantee a minimum number of impressions, or times that the customer's name, logo or other identifier appears in pages viewed by visitors to WEBSTAKES.COM, and/or times that our visitors are delivered to our customer's web site. To the extent that these minimum guarantees are not met, we defer recognition of the corresponding revenues until the guaranteed levels are achieved.

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

Revenues include revenues from barter transactions in which we exchange promotion or direct marketing services for advertising and prizes. Revenues from these barter transactions are recorded as promotion revenues at the lower of the estimated fair value of the goods or services received or delivered and are recognized when we deliver the promotion services. Advertising expenses related to barter are recognized when our advertisements are run on the reciprocal web site, which is typically in the same period as the corresponding barter revenues are recognized. Prize expenses related to barter are recognized when prizes are awarded. In the nine months ended September 30, 2000 and 1999, barter revenues were 9% and 24% of our total revenues.

The period-to-period comparisons of our historical operating results should not be relied upon as indicative of future performance. Our quarterly report should be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in the highly volatile Internet industry. We anticipate that we will incur operating losses for the foreseeable future. Becasue our revenues are highly dependent on revenues from internet companies and are susceptible to the volatility in the internet market and the high number of internet companies decreasing their marketing budgets, consequently, we are not able to predict future revenue patterns.

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues. Revenues primarily result from the sale of promotion and direct marketing services. Revenues were approximately $6.7 million and $3.0 million for the three months ended September 30, 2000 and 1999. We recorded barter revenues of approximately $597,000 and $601,000 during the three months ended September 30, 2000 and 1999, representing approximately 9%and 20% of total revenues during those periods.

Revenues were approximately $21.6 million and $6.1 million for the nine months ended September 30, 2000 and 1999. We recorded barter revenues of approximately $2.1 million and $1.5 million during the nine months ended September 30, 2000 and 1999 representing approximately 10% and 24% of total revenues during those periods. This decrease is directly related to our past efforts to decrease barter transactions. We expect barter transactions to remain constant or increase in the future.

The period-to-period growth in revenues was primarily attributable to the increasing number of marketers purchasing promotional services on the Company's on-line media property and purchasing CUSTOM SOLUTIONS. Approximately 292 customers purchased promotional services during the nine months ended September 30, 2000 as compared to approximately 101 during the nine months ended September 30, 1999. No one customer accounted for more than 10% of total revenues or accounts receivable for the nine months ended September 30, 2000. Although we experienced significant period to period growth in revenues, our revenues decreased during the third quarter 2000 compared to the second quarter 2000 primarily due to the cancellation of certain long-term contracts and by customers making smaller purchases. There has been high volatility in the Internet market. In addition, market prices for Web-based promotional or direct marketing services have decreased due to competitive and market factors. There can be no assurances that customers will continue to purchase promotional and direct marketing services, that customers will not continue to make smaller and shorter term purchases, or that market prices for Web-based promotional and direct marketing services will not continue to decrease due to competitive or other market factors.

Product Development Expenses. Product development expenses include the personnel costs associated with the design and development of WEBSTAKES.COM and CUSTOM SOLUTIONS, our promotions infrastructure and technology, as well as software licensing costs. Product development expenses were approximately $1.1 million or 16% of total revenues for the three months ended September 30, 2000 compared to $801,000 for the three months ended September 30, 1999, or 26% of total revenues. Product development expenses were approximately $3.4 million or 16% of total revenues for the nine months ended September 30, 2000 compared to $1.3 million for the nine months ended September 30, 1999, or 21% of total revenues. The period-to-period increases in absolute dollars are primarily attributable to increases in the number of engineers that develop and enhance the features and functionality of WEBSTAKES.COM and the Company's increased focus on Promotions.com CUSTOM SOLUTIONS services. The increase is also attributable to the roll-out of new products and our international expenditures. In the near future we expect these expenses to decrease due to our recent reorganization, (see below), and our continual efforts to streamline costs.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of advertising costs, salaries and commissions of sales personnel, costs of trade shows, conventions and marketing materials and other marketing expenses. Sales and marketing expenses were approximately $7.8 million for the three months ended September 30, 2000 or 116% of total revenues compared to $6.0 million for the three months ended June 30, 1999, or 197% of total revenues. Sales and marketing expenses were approximately $26.8 million for the nine months ended September 30, 2000 or 124% of total revenues compared to $10.7 million for the nine months ended September 30, 1999, or 164% of total revenues. The period-to-period increases in sales and marketing expenses was primarily attributed to an increase in advertising costs associated with the Company's name change and aggressive marketing strategy. The increase was also due in part to the growth of the Company, increases in compensation expense associated with the growth of the Company's sales force and marketing personnel, and an increase in sales commission associated with the increase in revenues. In the near future we expect these expenses to decrease due to our recent reorganization, (see below), and our continual efforts to streamline costs.

General and Administrative Expenses. General and administrative expenses consist primarily of services and related costs of general corporate functions, including finance, operations, human resources and facilities. General and administrative expenses were approximately $3.2 million for the nine months ended September 30, 2000, or 47% of total revenues compared to $2.2 million for the three months ended September 30, 1999, or 73% of total revenues. General and administrative expenses were approximately $8.5 million for the nine months ended September 30, 2000, or 39% of total revenues compared to $4.3 million for the nine months ended September 30, 1999, or 70% of total revenues. The absolute dollar increase in general and administrative expenses was primarily attributable to increased salaries and related expenses associated with hiring additional personnel, and increased professional fees and facility expenses to support the growth of our operations. The increase was also due in part to an increase in allowance for bad debts. This increase in the allowance for bad debts was the result of an increase in cash revenues, and increase in the percentage of cash revenues reserved for bad debts. In the near future we expect these expenses to decrease due to our recent reorganization (see below), and our continual efforts to streamline costs.

Reorganization

On October 4, 2000 we announced our reorganization plan which included reducing our workforce by approximately 13 percent, consolidating three business units into two, closing two of our offices and scaling down our international expansion plans. Our reorganization plan was developed to, among other things, preserve the company's cash resources. We also expect to take a one-time reorganization charge of between $500,000 and $1 million in the fourth quarter of 2000.

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

Interest Income, Net. Interest income, net of expense, consists primarily of interest earned on our cash balance and the interest expense on our outstanding debt. We recognized net interest income of approximately $325,000 for the three months ended September 30, 2000 compared to net interest income of $129,000 for the three months ended September 30, 1999. We recognized net interest income of approximately $1,126,000 for the nine months ended September 30, 2000 compared to net interest income of $181,000 for the nine months ended September 30, 1999. The increase was primarily attributable to a higher average cash balance invested, principally due to proceeds received from a private placement and initial public offering during 1999. Interest income in future periods is likely to go down as a result of a reduction in average cash balances invested maintained by the Company and changes in the prevailing interest rate of its investments.

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

Net cash used in operating activities was approximately $10.9 million for the nine months ended September 30, 2000, compared to approximately $10.1 million for the nine months ended September 30, 1999. The increase in cash used in operating activities for 2000 was primarily due to the net loss of $17.5 million during the period which resulted from costs incurred to support the Company's sales and marketing efforts and the increased personnel required to manage the Company's growing operations combined with higher levels of accounts receivable resulting from increased revenues which was partially offset by increases in accounts payable and other assets.

Net cash used in investing activities was approximately $4.9 million for the nine months ended September 30, 2000 compared to $1 million for the nine months ended September 30, 1999. As of September 30, 2000, our principal capital commitments consisted of obligations outstanding under operating and capital leases. All net cash used in investing activities was used for capital expenditures, primarily the acquisition of equipment and build out of our new corporate offices. We used $3.3 million on capital expenditures for the nine months ended September 30, 2000. We estimate that our capital expenditures will be approximately $3 million for our fourth quarter of 2000. We expect that these expenditures will relate to technology purchases and the completion of the construction and furniture and fixture purchases for our new headquarters.

Net cash used by financing activities was approximately $254,000 for the nine months ended September 30, 2000 compared to net cash provided by financing activities of approximately $64.4 million for the nine months ended September 30, 1999. Net cash used by financing activities in 2000 was primarily attributable to principal payments made on notes payable and capital lease obligations. Net cash provided by financing activities in 1999 was primarily attributable to our private placements and initial public offering. To date, we have made all payments due under our equipment loan.

We have a financing agreement with a leasing company for the leasing of equipment in an amount up to $1.0 million in operating and/or capital leases, secured by certain accounts receivable and the equipment purchased pursuant to the agreement. In June 2000, the financing agreement was increased to $2.0 million in exchange for the Company issuing warrants to purchase 13,345 shares of the Company's common stock. As of September 30, 2000 we have approximately $1.9 million of equipment outstanding under the agreement. The leases have terms of up to three years and the interest rates under the leases range from 8 1/2% to 13%. We are required to make monthly payments of interest and principal under the leases. To date all payments have been made.

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

In November 2000, we signed an agreement to license software to help improve our email service capabilities. The license agreement is for one year and requires twelve monthly payments of $47,500. Upon singing the agreement we prepaid the first three months of service.

Our future liquidity and capital requirements depend on numerous factors. For example, our growth and our continued losses from operations will affect future capital requirements. We expect a significant increase in the use of cash during the fourth quarter of 2000 as we finish the leasehold improvements and relocate our offices to our new corporate headquarters in New York along with the costs incurred during our reorganization. If we can not attain profitability in the near future, we will require significant additional financing in the next few quarters to fund operations. If adequate funds are not available on acceptable terms, we may be unable to fund our business, successfully promote our brand name, develop or enhance our services or respond to competitive pressures. We may not be able to continue to operate our business unless such financing is completed. There can be no assurances that any required additional financing will be available on terms favorable to us, or will be available at all.

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

RISKS RELATING TO OUR COMPANY AND OUR BUSINESS

OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT.

We were incorporated, and launched our first promotion, in January 1996. Accordingly, we have a limited operating history upon which to evaluate our operations and future prospects. In addition, our revenue model is evolving and relies substantially upon the growth of promotion spending on the Internet and our ability to become a full-service Internet promotion company. As an early stage company in a new and rapidly evolving volatile market, we face risks and uncertainties relating to our ability to successfully implement our business plan, which are described in more detail below. We may not successfully address these risks.

WE HAVE NOT BEEN PROFITABLE AND MAY NOT BECOME PROFITABLE, IN WHICH EVENT OUR BUSINESS AND STOCK PRICE WOULD BE ADVERSELY AFFECTED.

To date, we have not been profitable. We may never be profitable, or, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur losses for the foreseeable future because we expect to continue to spend significant resources to expand our business. Although we have experienced revenue growth in recent periods, these growth rates may not be sustainable or indicative of future growth. We reported a loss of $17.4 million for the nine months ended September 30, 2000. As of September 30, 2000, our accumulated deficit was approximately $37.7 million. For us to make a profit, our revenues will need to increase sufficiently to cover our costs and expenses.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE, WHICH MAY CAUSE THE PRICE OF OUR COMMON STOCK TO FURTHER DECREASE.

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

The rapidly evolving volatile market in which we operate and potential seasonal fluctuations in promotional spending and Internet use make it difficult to forecast our revenues accurately. In addition, our revenues are highly dependent on revenues from internet companies and are susceptible to the recent volatility in the internet market and the high number of internet companies decreasing their marketing budgets, we are not able to predict future revenue patterns. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short term. Accordingly, we may not be able to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. If we have a shortfall in revenues in relation to our expenses, or if our expenses precede expected revenues, then our results of operations and financial condition would be materially adversely affected.

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

During the sales cycle, we may expend substantial funds and management resources and yet not obtain clients. We have recently experienced a high number of Internet companies decreasing their marketing budgets and seeking an increase in their return on marketing investments. Our results of operations for a particular period would be adversely affected if sales to clients forecasted in a particular period are delayed or do not otherwise occur.

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

IF OUR CUSTOMERS DO NOT RENEW THEIR AGREEMENTS OR TERMINATE THEM PRIOR TO THEIR SCHEDULED EXPIRATIONS, OUR REVENUES WILL BE REDUCED.

Our agreements with customers generally have terms ranging from one to 12 months. In addition, substantially all of our agreements permit our customers to terminate their relationships with us on relatively short notice. Our customers may not remain customers for the full term of their agreements or renew such agreements when they expire. In addition, our revenues are highly dependent on revenues from internet companies and are susceptible to the recent volatility in the internet market and the high number of internet companies decreasing their marketing budgets,.

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

OUR BUSINESS MAY SUFFER IF WE ARE UNABLE TO RETAIN KEY PERSONNEL.

Our future success is substantially dependent upon the continued service of our founders, Steven H. Krein, Chief Executive Officer, and Daniel J. Feldman, President, and other executive officers. The loss of the services of any of our executive officers could have a material adverse affect on our business. Many of our executive officers have only been employed by us for a short time. We do not currently have "key person" life insurance policies on any of our employees. We have employment agreements only with Messrs. Krein and Feldman. Competition for senior management is intense, and we may not be successful in attracting and/or retaining key personnel.

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

WE MAY REQUIRE ADDITIONAL FINANCING TO CONTINUE OUR BUSINESS, AND WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING.

If we can not attain profitability in the near future, we may need to raise additional funds in the future in order to fund our business, to develop new or enhanced services, and to respond to competitive pressures. Additional financing may not be available on terms favorable to us, and may not be available at all. If adequate funds are not available on acceptable terms, we may be unable to fund our business, successfully promote our brand, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised by our issuing equity securities, stockholders may experience dilution of their ownership interest and the newly issued securities may have rights superior to those of the common stock. If additional funds are raised by our issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends.

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

OUR GROWTH DEPENDS ON THE GROWTH OF INTERNET USAGE.

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

OUR CONTINUED NASDAQ NATIONAL MARKET LISTING IS NOT ASSURED

Our common stock is presently authorized for quotation on the Nasdaq National Market. We remain subject to all requirements to all requirements of our listing agreement with Nasdaq. Among the events which could cause us to have our status as a National Market Issuer terminated are:

o failure to maintain a minimum bid price for the common stock of either $1.00 per share or $5.00 per share, depending on, among other things, whether or not tangible net assets for the Company is greater than or less than $4 million;
o failure to maintain an audit committee which comports to the independence and other standards of the Nasdaq and the SEC; and
o failure to timely hold annual meetings of stockholders and comply with other corporate governance requirements.

We have recently had trading days below the $1 minimum bid which could result in delisting or the need to complete a reverse stock split. If we lose our Nasdaq National Market status, our common stock would trade either as a Nasdaq Small Cap issue or in the over-the-counter market, both of which are viewed by most investors as less desirable, less liquid marketplaces. Loss of our Nasdaq National Market status would also complicate compliance with state blue sky laws.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(A) Changes in Securities:

NONE.

(B) Use of Proceeds:

1) Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced on September 24, 1999, is as follows as of September 30, 2000:

Shares registered:                                                     3,575,000

Aggregate price of offering amount registered:                       $50,050,000

Shares sold:                                                           3,575,000

Aggregate price of offering amount sold                              $50,050,000

Director or indirect payments to directors,
  Officers, general partners of the issuer or
  Their associates, to persons owning ten
  Percent or more of any class of equity
  Securities of the issuer and to affiliates
  Of the issuer:                                                            $-0-

Direct or indirect payments to others:                                $5,070,641

Net offering proceeds to the issuer after
  Deducting expenses:                                                $44,979,359

Detail uses to date:*                                                $31,494,520

Working capital reserves:

Temporary investments in cash and cash
equivalents:                                                         $18,484,839

* As of September 30, 2000, the proceeds used from our initial public offering were used towards payments due to Excite and Matchlogic and for working capital and general corporate purposes.

2) In April 2000, employees exercised options and received (i) an aggregate 29,783 shares of common stock at a price per share of $1.16, (ii) an aggregate 1,963 shares at a price of $3.02.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

NONE.

ITEM 5. OTHER INFORMATION

On November 6, 2000 we opened our new corporate headquarters at 450 West 33rd Street, New York, NY 10001 and our new phone number is 212-971-9800. We have consolidated all of our offices in New York into this new corporate facility. We have subsequently closed our office at 11 West 19th Street.

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

Exhibit
Number          Description
------          -----------
3.1(1)          Certificate of Incorporation
3.2(1)          Certificate of Amendment to the Certificate of Incorporation,
                dated February 23, 1999
3.3(1)          Certificate of Amendment to the Certificate of Incorporation,
                dated January 17, 1999
3.4(1)          Certificate of Amendment to the Certificate of Incorporation,
                dated June 11, 1999
3.5(1)          Amended and Restated Bylaws
3.6(3)          Amended and Restated Bylaws dated September 29, 1999
3.7(4)          Certificate of Ownership and Merger dated January 26, 2000
10.1(1)(2)      Netstakes, Inc. Stock Option Plan
10.2(1)(2)      1999 Equity Compensation Plan
10.3(1)         Master Lease Agreement No. L6731 with Leasing Technologies
                International, Inc. dated November 19, 1999
10.4(1)         Master Service Agreement between Registrant and Frontier
                GlobalCenter dated February 8, 1999
10.5(1)(2)      Letter Agreement between Registrant and Steven H. Krein, dated
                June 11, 1999
10.6(1)(2)      Letter Agreement between Registrant and Daniel Feldman, dated
                June 11, 1999
10.7(1)         Stock Purchase Agreement dated June 11, 1999
10.8(4)         Master Lease Agreement between Registrant and 450 Westside
                Partners, LLC dated January 12, 2000
10.9(6)         Warrant Agreement between Registrant and leasing Technologies
                International, Inc. dated June 29, 2000
10.10(5)        Employee Stock Purchase Plan
27.1*           Financial data schedule

* Filed herewith.
(1) Filed as an exhibit to the Registrants Registration Statement on Form S-1 (Registration No. 333-80593) filed with the Commission on June 14, 1999, amended and incorporated herein by reference.
(2)   Compensatory plans and arrangements for executives and others.
(3) Filed as an exhibit on Form 10-Q filed on November 15, 1999 and incorporated herein by reference.
(4) Filed as an exhibit on Form 10-K filed on March 30, 1999 and incorporated herein by reference.
(5) Filed as an appendix on Form DEFR14A filed on May 11, 2000 and incorporated herein by reference.
(6) Filed as an exhibit on Form 10-Q filed on August 14, 2000 and incorporated herein by reference.

(B)   Reports on Form 8-K

NONE.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2000          Promotions.com, Inc.


                                 By: /s/ Thomas E. Brophy
                                     --------------------
                                     Thomas E Brophy
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer Duly Authorized Officer)


                                 By: /s/ Daniel J. Feldman
                                     ---------------------
                                     Daniel J. Feldman
                                     President