Form 10-K
period 2000-12-31
PROMOTIONS COM INC
filed 2001-04-02
CIK 1088024

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000       Commission File No.: 000-27411

                              Promotions.com, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                           13-3898912
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

 450 West 33rd Street
 New York, New York                                              10001
 (Address of principal executive offices)                      (Zip Code)

                                 (212) 971-9800
              (Registrant's telephone number, including area code)
                    Securities registered pursuant to Section
                  12(b) of the Act: None Securities registered
                      pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.001 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes: |X| No: |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 1, 2001: $ 3,219,238*

Common Stock outstanding at March 1, 2001:  14,434,969

Documents Incorporated by Reference

      The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 2001, which definitive proxy statements or information required by Part III of this report, shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

      *Includes voting stock held by third parties which may be deemed to be beneficially owned by affiliates, but for which such affiliates have disclaimed beneficial ownership.

                              Promotions.com, Inc.
                         2000 Annual Report on Form 10-K

                                TABLE OF CONTENTS

PART I

Item 1.    Business .......................................................... 3
Item 2.    Properties......................................................... 9
Item 3.    Legal Proceedings ................................................. 9
Item 4.    Submission of Matters to a Vote of Security Holders................ 9

PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters................................................10
Item 6.    Selected Financial Data ...........................................11
Item 7.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations ..................12
Item 7A.   Quantitative and Qualitative Disclosures about
           Market Risk........................................................24
Item 8.    Financial Statements and Supplementary Data .......................24
Item 9.    Changes in and Disagreements with Accountants
           and Accounting and Financial Disclosure ...........................42

PART III

Item 10.   Directors and Executive Officers of the Registrant ................42
Item 11.   Executive Compensation ............................................42
Item 12.   Security Ownership of Certain Beneficial Owners and Management ....42
Item 13.   Certain Relationships and Related Transactions.....................42

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ...43

SIGNATURES ...................................................................44

ITEM 1. BUSINESS
OVERVIEW

Promotions.com, Inc. serves as a strategic partner for marketers and their agencies, creating Internet-based promotions and integrating them with offline marketing initiatives. Our Company leverages its extensive promotion experience, Internet expertise and proprietary technology infrastructure with a broad range of promotion and direct marketing tools to optimize marketing spending and provide quantifiable results for our customers.

Promotions.com, Inc. combines traditional marketing strategies with advanced Internet technology and infrastructure to help marketers and agencies worldwide increase brand awareness, stimulate sales and build relationships with customers. Our patent-pending iDIALOG(TM) technology is the platform for most of our solutions and enables our customers to use pre-selected criteria to deliver targeted offers to consumers during a promotion. During the year ended December 31, 2000, we served promotions and offers for more than 420 customers.

Promotions.com, Inc.'s revenues are derived from two principal sources as follows:

      PROMOTIONS.COM - Promotions.com provides the products, services and technology infrastructure to run integrated Internet client-branded promotions on our customer's Web sites and integrate these promotions with their overall marketing campaigns. Customers include AT&T, Compaq Computer Corporation, General Mills, Kraft Foods, NBC and Universal Studios Home Video. These services accounted for 19% of the total revenue for the company for the year ended December 31, 2000.

      WEBSTAKES.COM - Webstakes.com is a leading member-based direct marketing Web site dedicated to Internet promotions. Webstakes.com provides marketers with a variety of promotion advertising, direct marketing sponsorship and email marketing opportunities to reach a database of more than nine million demographic profiles. Webstakes.com runs on the iDIALOG(TM) direct marketing technology platform, allowing its customers to deliver the right promotional offer, to the right consumer, at the right time. Customers include BMG, MatchLogic, Jobs Online, WebMD and AT&T. These services accounted for 81% of the total revenue for the company for the year ended December 31, 2000.

Promotion and direct marketing tools are used by marketers to encourage consumer spending. Promotions are designed to stimulate an immediate action and could include a product purchase, a request for further information or a visit to a place of business for the purchase of a specific product or service. American businesses spent more than $93 billion on promotion marketing domestically in 1999, a 9% increase over 1998, according to PROMO Magazine. Promotions include sweepstakes, premium incentives, product samples, coupons, points and loyalty programs, rebates (cash incentives paid upon a purchase), games, contests and promotional research.

The Internet has emerged as an attractive medium for marketers to implement promotions due to the time and cost savings associated with printing, paper, postage and data entry, continued growth in the number of Web users, the amount of time such users spend on the Web, the increase in electronic commerce, the interactive nature of the Web, and a variety of other factors.

In April 2000, Forrester Research, Inc. estimated that spending on Internet promotions would grow from $1.8 billion in 2000, to $14.4 billion in 2005. An earlier Forrester report also indicated that 50% to 70% of total Internet marketing budgets will be spent on promotions by 2004, compared to less than 15% of Internet marketing budgets spent on promotions in 1999.

OVERVIEW OF OUR iDIALOG(TM)TECHNOLOGY PLATFORM

Promotions.com, Inc.'s proprietary iDIALOG(TM) technology, a promotion tracking and reporting tool, serves as the enabling platform for all of our solutions. This centralized promotion management technology, resident on our servers, is linked to every promotion and instantaneously completes the offer matching, targeting and delivering functions. In 2000, our iDIALOG(TM) technology generated approximately 15.2 million leads worldwide. Detailed daily online performance reports allow marketers to actively monitor and react to the success of particular promotions, marketing campaigns and Web site traffic patterns. We have leveraged the iDIALOG(TM) technology to develop additional promotional products including (i) instant win games, (ii) tell-a-friend, (iii) match and win (iv) email marketing services and (V) iDIALOG(TM) KIDSAFE technology, which provides marketers with the ability to run promotions compliant with the Children's Online Privacy Protection Act (COPPA) of 2000.

Our iDialog(TM) technology platform consists of three integrated systems: a publishing system, an Internet promotion engine and a data processing system, all of which are supported by relational databases and multi-dimensional data warehousing systems.

Publishing System

The publishing system contains the relevant information about our promotions, including prizes, interest categories and customers. Once a customer's offer or advertisement has been designed, each component, such as color, text and graphics, is published as data objects in our relational database management systems using Oracle software.

Internet Promotion Engine

When a member visits a promotion, the Internet promotion engine creates a Web page of various data objects by accessing the online Oracle databases. The components of each Web page are generated based on the demographic characteristics and preferences of the Web user. The Internet promotion engine also deploys email campaigns to members on an opt-in basis based on information stored in the Oracle databases.

Data Processing System

Our data processing system retrieves member demographic data from our Oracle databases through the Internet promotion engine, processes the data, creates and issues offers to members and manages all winner selections. The system was designed to give employees and customers instant online access to information related to specific promotions.

Our operating infrastructure is designed to support the creation and delivery of millions of page views each day. This infrastructure currently uses hundreds of applications, along with Web and database servers to provide timely and efficient delivery of our services to customers and members. Our servers run on Sun Solaris and Linux operating systems and our standard database system is Oracle.

Consumers utilize Promotions.com, Inc.'s iDIALOG(TM) technology each time they participate in a promotion. The following steps illustrate how they interface with the technology:

1. Web user enters a promotion utilizing the Company's iDIALOG(TM) technology.
2.    Web user selects the prize incentive they are interested in winning.
3. iDIALOG(TM) receives the request and checks if the Web user has already voluntarily registered in our database.
4. If the Web user has not completed the initial voluntary registration in our database, they are presented with a registration form to complete. Upon completion of the registration form, the Web user's browser requests a targeted offer from a Promotions.com, Inc. server.
5. If the Web user is already registered in our database, the Web user's browser requests a targeted offer from a Promotions.com, Inc. server.
6. Promotions.com, Inc. iDIALOG(TM) then compares the Web user's profile with the targeting criteria of the hundreds of offers available in its database and instantly delivers a targeted offer. The Web user can 'opt-in' or 'pass' on the targeted offer.
7. Our servers then direct the Web user's browser to the marketer's desired targeted destination.

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

Frontier GlobalCenter provides our Internet connectivity. We have entered into an Internet-hosting agreement with Frontier to maintain all of our production servers at Frontier's New York data center. Frontier provides comprehensive facilities management services, including human and technical monitoring of all production servers 24 hours per day, seven days per week. Frontier provides unlimited bandwidth and redundant connectivity for our servers to communicate with the end users. The facility has two independent uninterruptible power supplies, as well as two independent diesel generators designed to provide power to the systems within seconds in the event of a power outage. We safeguard our information using large RAID devices. We have backup copies of all of our programs and data at an offsite location.

PROMOTIONS.COM SERVICES

Promotions.com provides customers the opportunity to run a promotion on its own Web site and integrate the promotion into its overall marketing campaign. The promotion is developed with the customer's own brand name and an appearance that is unique and consistent with its own Web site design, while using Promotions.com infrastructure and proprietary technology. The promotions are designed to integrate the online and offline promotional objectives of our customers to maximize a campaign's effectiveness. We provide marketers with a portfolio of targeting products and services, in-depth consumer profiles and comprehensive reporting to develop customized solutions, which create accountability and greater returns for their promotional spending. Promotions.com utilizes its proprietary iDIALOG(TM) technology platform to facilitate and support its Internet promotions. iDIALOG(TM) improves the effectiveness of a promotion by allowing marketers to make targeted offers to Web users as they participate in the promotions.

We guide our customers through the promotion process, matching specific promotion tools designed to achieve the customer's objective. Our services range from simple syndication's of pre-existing promotions produced by Promotions.com to custom promotions that require development efforts and ongoing technical services. A client can choose a complete promotion package or any one or a combination of specific services. We strategically guide our customers through the promotion-creation process and allow them to choose those features appropriate for their promotion.

We provide the technological, business and creative infrastructure necessary to effectively produce and conduct Internet-based promotions on a cost-effective basis. These capabilities include the following:

Strategic Services
      o     Creation of the marketing plan including all media components

Creative Services
      o Theme, naming and concept development of promotions--the creation of appropriate prize interest categories and custom promotions
      o Promotion design and production--create and produce visually attractive, easy-to-use promotions

Automation of Process
      o Collection and maintenance of demographic information--manage data provided by member registration, prize selection and other member activity
      o Promotion research--measure effectiveness of promotions; suggest alternatives to better satisfy client goals
      o Winner selection, notification and affidavit collection--select winners in compliance with sweepstakes laws; collect affidavits; verify accuracy of information provided by winner
      o     Customer service--respond to email questions
      o Promotion support services--handle postal entries; provide lists of winners
      o Compliance services--distribute IRS Form 1099's as required; create and provide official rules

Fulfillment
      o Prize selection and acquisition--select appropriate prizes; acquire prizes from suppliers
      o     Prize fulfillment--arrange for shipment of prizes

Infrastructure
      o Technical capacity to handle the most robust promotions. Our infrastructure is capable of handling a promotion with just a few transactions to over hundreds of thousands of transactions within a peak period.

WEBSTAKES.COM SERVICES

Webstakes.com generates revenue through a variety of promotion advertising, sponsorship and email marketing opportunities. It enables marketers to benefit from the offer matching, targeting and delivering functionality provided by our iDIALOG(TM) technology. As a result, marketers can customize their opt-in offer delivery on Webstakes.com within specific categories of interest, within specific promotions, or by targeting based on a variety of factors including user interest and user geographical location.

Every time a consumer enters a promotion on Webstakes.com, our iDIALOG(TM) technology enables our customers to present these consumers with an offer for products or services. The consumer has the opportunity to accept the offer, decline the offer or to receive an email for more information regarding the offer. Our iDIALOG(TM) technology targets these opt-in offers based upon these Web users' demographic profiles and interests. Responses to these questions are stored in our database, and we send follow-up emails to these Web users if we have been granted permission to do so. Each time a Web user enters a promotion or answers or responds to an iDIALOG(TM) question, our database is updated to include such information.

For the majority of 2000, Webstakes.com services were typically sold in direct marketing sponsorship packages, each of which included a combination of services tailored to satisfy a customer's objectives. The level of sponsorship selected by the customer determined the choice and level of services included in a sponsorship package. Our sponsorship packages vary by:

      o     the frequency of the customer advertising banner

      o the number of guaranteed impressions or visitors delivered to a customer's logo, advertisement or Web site

      o the number of times a customer's offer appears in any of our various member newsletters and emails

      o     the frequency of iDIALOG(TM) offers on behalf of the customer

      o     the number of email campaigns.

We display the banners and logos of our sponsors on various pages throughout Webstakes.com. After a consumer completes an entry in one of our promotions, we typically deliver them to a page from one of our sponsor's Web sites, which registers a click-through to the particular site.

Webstakes.com features promotions produced and created internally in addition to a listing of promotions created by other companies. These promotions offer consumers the opportunity to win products and cash prizes, free travel, gift certificates and to receive coupons for discounts on purchases from leading merchants 24 hours a day, seven days a week.

Towards the end of year 2000 and through the first quarter of 2001, we have seen a shift in customers interest in Webstakes.com services. This shift has caused a shift in our pricing model, from a "cost-per-click" and "cost-per-thousand" to a "cost-per-action" pricing model. In the past the Company had a cost-per-click and cost-per-thousand pricing model where we were only required to deliver a visitor to our customer's web site or to show a customer's advertisement on a determined amount of our web pages in order for us to earn revenue. A cost-per-action pricing model requires the Company to not only deliver the aforementioned, but also our members must perform a specific action once on the site such as purchasing a product or registering as a member of the site in order for us to earn revenue. In the fourth quarter of 2000, we began to experience a number of customers requesting this type of pricing model since it is perceived to have a higher return on marketing investment.

Since its inception in 1996, Webstakes.com has offered consumers a chance to receive offers and win prizes in different interest categories. For the year 2000, Webstakes.com had the following interest categories:

o        Auto
o        Books & Music
o        Business & Finance
o        Campus
o        Computing Products
o        Family & Kids
o        Fashion & Beauty
o        Games & Casino
o        Gifts, Flowers & Food
o        Home Sweet Home
o        House & Home
o        Mind Your Business
o        Sports & Health
o        Travel & Outdoors
o        TV, Movies & Video

In the first quarter 2001, we consolidated the above 15 categories into the four that were most popular with our members, entertainment, business and computing, family life and leisure time. We found that our members were less interested in the lower value prizes within the interest categories and more interested in our instant win technology and cash.

In addition, several special promotions run at different times throughout the year on Webstakes.com. These include promotions designed around holidays such as Mother's Day and Christmas, and events such as movie premiers. In the Year 2000, we introduced a newly designed Web site with a variety of new information and features as well as instant win technology. In addition to new interactive content and sweepstakes, Webstakes.com gave a lucky winner a chance to win $1,000,000 on NBC's "Today Show."
 Membership Registration and Newsletter Subscriptions

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

Many of our members choose to subscribe to our Webstakes.com newsletters. We publish both a weekly edition, the Webstakes Update, which currently has more than 4.3 million subscribers, and a daily edition, the Daily Reminder, which currently has more than 1.3 million subscribers. These newsletters are 100% opt-in - they are only distributed to members who have specifically requested to receive them, either during our registration process, through an iDIALOG(TM) offer or some other venue. The newsletters are primarily used for retention efforts by providing an important means for us to communicate with our members and to provide them with information about our promotions and also allows us to generate revenue through advertisement placements for our customer.

Webstakes.com also provides email marketing services, giving marketers access to the Company's database of opt-in consumers. Webstakes.com provides comprehensive direct marketing services including email campaign management and lead generation. Our services enable marketers to target their products and services to consumers who have opted-in to receive such offers. These consumers can opt-out, or unsubscribe from receiving such offers at any time.

We provide access to our opt-in list, email delivery services and promotional tools to enhance email results as follows:

      EMAIL ADDRESS LIST RENTAL. We provide marketers with services to reach consumers fitting their targeted criteria to help achieve maximum response rates to their offers. Webstakes.com manages email campaigns on behalf of direct marketers enabling them to precisely target emails based on the full demographic profiling available in our database. We support more than 20 different selection criteria. Our direct marketing staff can provide assistance with email address list recommendations. Full creative services are available including copywriting and design of html email messages.

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

      RESPONSIVENESS. Opt-in email campaigns typically generate higher response rates than direct mail or online banner campaigns. Forrester Research estimates that opt-in email campaigns generated click-through rates of between 14.0-22.0% (March 1999). These click-through rates greatly exceed both industry average for online banner response rates of between .5 - 1.0% and industry average for direct mail response rates of between 1.0-2.0%.

      COST. Opt-in email campaigns are less expensive than direct mail campaigns. The average industry costs for email campaigns per email message sent (including list rental and transmission) ranges from10-15 cents. This compares to an average industry cost of 60 cents per delivery for a direct mail campaign, including list rental, printing, postage and processing fees. While banner ads may cost less than email campaigns on a CPM (cost per thousand) basis, banner campaigns often end up costing more due to low response rates.

Affiliate Program

Our Affiliate Program allows a member to put a free link to the Webstakes.com Affiliate Program sweepstakes on their personal home page. Members with their own personal Web site can request the information necessary to feature a Webstakes.com banner on their Web page. A visitor to a member's personal home page can click on the Webstakes.com banner, register as a member and the affiliate is paid a commission. This program can make personal home pages more fun while at the same time increasing the exposure of Webstakes.com

Tell-A-Friend

We also promote awareness of Webstakes.com and its promotions through our Tell-a-Friend Program, which enables recipients of our email and various newsletters, as well as visitors to Webstakes.com, to forward any promotion to friends and family via email, and provides incentives to members who tell others about Webstakes.com.

SALES AND MARKETING

UNITED STATES

We sell our promotion and direct marketing solutions in the United States and abroad, through a sales and marketing organization that consisted of 43 employees as of December 31, 2000. These employees are located in New York, NY. Our sales organization is divided into two dedicated groups, a Webstakes.com group and a Promotions.com group, that separately sell our services and product offerings.

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

CUSTOMERS

We served approximately 429 customers in 2000 and approximately 220 customers in 1999. In 2000, our five largest customers accounted for approximately 22% of our revenues.

PRIVACY

We believe that it is important to build and maintain the trust of the consumers in our database. We are committed to maintaining the privacy of the consumers in our database and their personally identifiable information. We are a member of TRUSTe, an independent, non-profit initiative whose mission is to build Web users' trust and confidence in the Internet by promoting the principles of disclosure and informed consent. As a member of TRUSTe, we disclose our information practices on WEBSTAKES.COM and in our promotions, and we comply with specified information disclosure practices. During the registration process and thereafter, Webstakes.com visitors must grant us permission to send them the Webstakes Update and email offers from us and/or our customers. If Web users do not specifically authorize us to send them information, they will not receive email from our customers or us. We seek to ensure that our privacy policy satisfies consumer expectations and evolving Internet practices.

Promotions.com, Inc., continues to promote the advancement of key privacy standards and is working with the Privacy Council, one of the nation's leading privacy consultancy groups to ensure the highest privacy standards on the Internet. Promotions.com has always valued the trust of its members, which the Company believes has been a positive factor contributing to the Company's growth over the past five years. The Company maintains a 100% opt-in policy to ensure that the consumer always decides what type of marketing messages they receive from the Company.

The Federal Trade Commission, or FTC, adopted regulations effective April 21, 2000, regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites, with particular emphasis on access by minors. These regulations also include enforcement and redress provisions. The Company has implemented programs intended to be fully compliant with the FTC regulations.

COMPETITION

Competition in the Internet promotion services market is intense. Competition in our market could continue to intensify as a result of minimal barriers to entry. Competition may also increase as a result of industry consolidation, particularly among narrowly-focused promotion companies. We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

o     the success of the sales and marketing efforts of us and our competitors

o market conditions in the Internet advertising and Internet marketing categories

o the ease of use, performance, price and reliability of promotions developed by us and our competitors

o the timing and market acceptance of new services developed by us and our competitors

We also compete with offline promotion companies, large Internet publishers, search engines and other portal companies, a variety of Internet advertising networks and other companies that facilitate the marketing of products and services on the Internet.

Please see "Risk Factors - We face significant competition, and we may not be able to compete successfully" for a more detailed description of the risks relating to our competition.

Employees

As of December 31, 2000, we employed 90 people including 43 in sales and marketing, 34 in engineering and product development and 13 in finance, human resources, business operations and administration. We are not subject to any collective bargaining agreements and believe that our relationship with our employees is good.

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

Our principal executive offices are located at 450 West 33rd Street, 7th Floor, New York, New York 10001. Our telephone number is (212) 971-9800.

ITEM 2. PROPERTIES

As of December 31, 2000, our principal offices were located in an approximately 37,000 square foot facility in New York, New York. We leased this space in January 2000 for fifteen years. We believe this facility is more than sufficient for our current needs. We are presently renegotiating the terms of this lease and among the alternatives we are considering is a cash settlement or subleasing a portion of or all the space. In addition we are leasing 5,500 square feet of office space in New York, New York and 2,300 square feet of office space in San Francisco, California which we no longer occupy. We are currently in discussions with the landlord in New York, to terminate this lease. In March of 2001, we entered into an agreement with the landlord in San Francisco to terminate our lease. We also lease 2,948 square feet of office space in Melville, NY, which we no longer occupy. We are currently considering either terminating this lease or subleasing this space.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We have not declared or paid any dividends on our capital stock since our inception and do not anticipate paying dividends in the foreseeable future. Our current policy is to retain earnings, if any, to finance our operations. The future payment of dividends will depend on the results of operations, financial condition, capital expenditure plans and other factors that we deem relevant and will be at the sole discretion of our board of directors.

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

                                                                                                High     Low
                                                                                                ----     ---
        Year Ended December 31, 2000
        First Quarter......................................................................    $ 22.31  $8.50
        Second Quarter.....................................................................    $  8.88  $4.50
        Third Quarter......................................................................    $  6.69  $1.63
        Fourth Quarter.....................................................................    $  1.84  $0.19

        Year Ended December 31, 1999
        Third Quarter (commencing September 24, 1999)......................................    $ 11.50  $8.88
        Fourth Quarter.....................................................................    $ 26.19  $6.28

The market price of our common stock is highly volatile and fluctuates in response to a wide variety of factors. We are presently out of compliance with certain requirements of the NASDAQ National Market System. See "Risk Factors-Our Continued NASDAQ National Market Listing is not Assured" and "Management Discussion and Analysis - Liquidity and Capital Resources".

Holders

On March 1, 2001, we had approximately 86 holders of record of common stock. This does not reflect persons or entities who hold their stock in nominee or "street" names through various brokerage firms.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read together with the financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7. The statement of operations data for the years ended December 31, 2000, 1999, and 1998, and the balance sheet data as of December 31, 2000 and 1999, are derived from our audited financial statements included in this annual report. The statement of operations data for the year ended 1997 and for the inception period from January 8, 1996 (inception) through December 31, 1996 and the balance sheet data as of December 31, 1998, 1997 and 1996 has been derived from our audited financial statements not included in this annual report.


                                                            Year Ended December 31,                    January 8, 1996
                                                            -----------------------                     (Inception) to
                                              2000           1999             1998            1997    December 31, 1996
                                              ----           ----            ----             ----    -----------------
                                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Statement of Operations Data:

  Revenues .........................   $     26,634    $     10,456    $      4,799    $      1,618    $         80

  Loss from operations .............        (25,786)        (19,023)         (1,338)           (190)           (213)

  Net loss .........................        (24,382)        (18,371)         (1,414)           (227)           (221)
  Net loss attributable to common
    Stockholders(1) ................   $    (24,382)   $    (27,083)   $     (1,414)   $       (227)   $       (221)
                                       ============    ============    ============    ============    ============

  Basic and diluted net loss per share
    attributable to common
    stockholders ...................   $      (1.71)   $      (3.61)   $      (0.27)   $      (0.05)   $      (0.06)
                                       ============    ============    ============    ============    ============
  Weighted average shares of
    common stock used in
    computing basic and diluted net
    loss per share .................     14,260,218       7,502,575       5,181,356       4,278,916       3,999,576
                                       ============    ============    ============    ============    ============

(1) Includes a deemed dividend on the redemption of class A mandatorily redeemable convertible preferred stock of $8,712,352 during the year ended December 31, 1999.

The following table is a summary of our balance sheet as of December 31, 2000, 1999, 1998, 1997 and 1996.


                                                          As of December 31,
                                                          ------------------
                                        2000     1999       1998        1997        1996
                                        ----     ----       ----        ----        ----
                                                             (IN THOUSANDS)
Balance Sheet Data:

  Cash(1) .........................   $16,094   $34,648   $    18    $    85    $    24
  Working Capital .................    15,247    41,605    (1,124)      (149)      (249)
  Total Assets ....................    33,635    53,725     1,196        476        134
  Notes payable (excluding current
  Portion) .......................         --        --        67         --         --
   Total stockholders' equity
 (deficit) .......................     23,599    47,856      (753)       125       (191)

(1) Does not include $1.6 million in restricted cash related to a security deposit on an office lease at December 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Promotions.com, Inc. contains forward-looking statements relating to the future events and the future performance of Promotions.com within the meaning of section 21E of the Securities Exchange Act of 1934, as amended. Words such as "may", "should", "anticipate", "believe", "plan" "estimate", "expect" and "intend", and other similar expressions are intended to identify forward-looking statements. These include, for example, statements regarding barter, future revenues, general and administrative expenses, product development expenses and sales and marketing expenses. Stockholders are cautioned that such statements involve risks and uncertainties. Promotions.com, Inc. actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under " Risk Factors" and elsewhere in this report and in Promotions.com, Inc's. other public filings on file with the Securities & Exchange Commission. All forward-looking statements included in this document are based on information available to the company as of the date of this document, and Promotions.com, Inc. assumes no obligation to update these cautionary statements or any forward-looking statements.

OVERVIEW

During 2000, revenue was generated primarily by on-line promotion and email direct marketing services. Principally all of the company's historical revenues have been derived from the sale of on-line promotion and email direct marketing services. We expect to derive substantially all of our revenues from the sale of on-line promotion and email direct marketing services for the foreseeable future.

We recognize revenues from promotion services ratably over the period during which we provide promotion services, provided that no significant obligations remain and collection of the resulting receivable is reasonably assured. Payments received from customers prior to providing promotion services are recorded as deferred revenue and are recognized as revenue ratably as the services are provided. With respect to revenue generated from WEBSTAKES.COM, we generally guarantee a minimum number of impressions, or times that the customer's name, logo or other identifier appears in web or email newsletter pages viewed by visitors to WEBSTAKES.COM, and/or times that our visitors are delivered to our customer's web site. To the extent that these minimum guarantees are not met, we defer recognition of the corresponding revenues until the guaranteed levels are achieved.

PROMOTIONS.COM services provide custom turnkey solutions to create and manage promotions on a customer's own web site. Revenues are derived principally from contracts in which the company typically provides services for the creation, administration and implementation of the promotion. The contracts typically include cancellation clauses ranging from 30 to 60 days. Since there is significant up front customized design work incurred before a promotion begins, the company has in the past recognized the portion of revenue related to the customized design work at the time the work is performed. The remaining revenue was recognized ratably in the period in which the promotion was run, provided that no significant company obligations remained. During the second quarter of 2000, the Company decided to change its revenue recognition policy related to PROMOTIONS.COM services to recognize revenues ratably over the period during which we provide promotion services, provided that no significant obligations remain and collection of the resulting receivable is reasonably assured. The company has accounted for this change in accordance with FASB Statement No.3, "Reporting Accounting Changes in Interim Financial Statements." The cumulative effective of the change in accounting principal was not significant.

Revenues include revenues from barter transactions in which we exchange promotion or direct marketing services for advertising and prizes. Revenues from these barter transactions are recorded as promotion revenues at the lower of the estimated fair value of the goods or services received or delivered and are recognized when we deliver the promotion services. Advertising expenses related to barter are recognized when our advertisements are run on the reciprocal web site, which is typically in the same period as the corresponding barter revenues are recognized. Prize expenses related to barter are recognized when prizes are awarded. In 2000, barter revenues were 10% of our total revenues.

The period-to-period comparisons of our historical operating results should not be relied upon as indicative of future performance. Our annual report should be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in the extremely volatile Internet industry. We anticipate that we will incur operating losses for the foreseeable future. Our revenues are highly dependent on revenues from internet companies and are susceptible to the recent volatility in the internet market and the high number of internet companies decreasing their marketing budgets, therefore we are not able to predict future revenue patterns.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 2000, 1999, and 1998

Revenues. Revenues primarily result from the sale of on-line promotion and email direct marketing services. Revenues were approximately $26.6 million for 2000, $10.5 million for 1999 and $4.8 million for 1998. We recorded barter revenues of approximately $2.8 million during 2000, $2.1 million during 1999 and $2.0 million during 1998, representing approximately 10%, 20% and 42% of total revenues during those periods. This decrease is directly related to our past efforts to decrease barter transactions as a percentage of revenue. Barter transactions allow the Company to acquire members and increase the size of our database without having to spend capital. We currently spend approximately $600,000 per quarter to acquire members. As part of our efforts to streamline cost and preserve our cash we intend to utilize some of our unsold inventory in barter transactions. We would like our barter transactions to be approximately 15%-25% of our revenue in the future. While we do not believe this will have an impact on our cash revenue, as we presently only intend to use unsold inventory in barter transactions, it will reduce cash expenses.

The period-to-period growth in revenues was primarily attributable to the increasing number of marketers purchasing promotional services from both divisions of the Company. Approximately 429 customers purchased promotional services during 2000 as compared to approximately 220 in 1999 and 125 in 1998. No one customer accounted for more than 10% of total revenue and only one customer accounted for more than 10% of net accounts receivable for the year ended December 31, 2000. No one customer accounted for more than 10% of total revenues or net accounts receivable for the years ended December 31, 1999 and 1998. In 2000, 1999 and 1998, revenues from the Company's five largest customers accounted for 22%, 17% and 24% of total revenues, respectively. Although we experienced significant period to period growth in revenues, our revenues decreased in the fourth quarter of 2000 for the second straight quarter due to the cancellation of certain long-term contracts, customers making smaller purchases and continued pricing pressure on internet advertising rates. The Company has been adversely affected by the decline in marketing related expenses associated with its business to consumer dot-com customers. In conjunction with this slowdown, the Company is experiencing increasing competition which is resulting in a decrease in rate cards and has shifted our pricing model, from a "cost-per-click" and "cost-per-thousand" to a "cost-per-action" pricing model. In the past the Company had a cost-per-click and cost-per-thousand pricing model where we were only required to deliver a visitor to our customer's web site or to show a customer's advertisement on a determined amount of our web pages in order for us to earn revenue. A cost-per-action pricing model requires the Company to not only deliver the aforementioned, but also our members must perform a specific action once on the site such as purchasing a product or registering as a member of the site in order for us to earn revenue. In the fourth quarter of 2000, we began to experience a number of customers requesting this type of pricing model since it is perceived to have a higher return on marketing investment. There has been tremendous volatility in the online media market. Market prices for Web-based promotional services have decreased due to competitive and market factors. There can be no assurances that customers will continue to purchase promotional services, that customers will not continue to make smaller and shorter term purchases, or that market prices for Web-based promotional services will not continue to decrease due to competitive or other market factors.

Product Development Expenses. Product development expenses include the personnel costs associated with the design and development of WEBSTAKES.COM and PROMOTIONS.COM, our promotions infrastructure and technology, as well as software licensing costs. Product development expenses were approximately $4.9 million or 18% of total revenues for 2000, $2.1 million for 1999, or 20% of total revenues and $549,000 for 1998, or 11.4% of total revenues. The year-to-year increases in absolute dollars are primarily attributable to increases in the number of engineers that develop and enhance the features and functionality of WEBSTAKES.COM and, in 1999, the Company's increased focus on PROMOTIONS.COM services. These increases are also attributable to the roll-out of new products and our international expenditures. During the reorganization (see below) in the fourth quarter of 2000, we reduced the number of employees in product development, we put our international expenditures on hold and we do not plan to introduce as many new products or features during 2001. We therefore expect, in the near future, these expenses to decrease as we continue our efforts to streamline costs.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of advertising costs, salaries and commissions of sales and marketing personnel, costs of trade shows, conventions and marketing materials and other marketing expenses. Sales and marketing expenses were approximately $33.7 million for 2000 or 127% of total revenues, $19.9 million for 1999, or 190% of total revenues and $3.6 million for 1998, or 75.4% of total revenues. The period-to-period increases in absolute dollars reflect the growth of the Company and are due to increases in advertising costs, compensation expense associated with the growth of the Company's sales force and marketing personnel and an increase in sales commission associated with the increase in revenues. In 1999, the increase was primarily attributed to an increase in advertising costs associated with the Company's aggressive marketing strategy. During the reorganization (see below) in the fourth quarter of 2000, we reduced the number of sales and marketing employees, cut our marketing expenditures, eliminated certain consultants, reduced the number of trade shows and conventions we attend and decreased the purchasing of marketing collateral. We therefore expect, in the near future, these expenses to decrease as we continue our efforts to streamline costs.

General and Administrative Expenses. General and administrative expenses consist primarily of services and related costs of general corporate functions, including finance, accounting costs and facilities. General and administrative expenses were approximately $12.8 million for 2000, or 48% of total revenues, $7.5 million for 1999, or 71% of total revenues and $2.0 million for 1998, or 41% of total revenues. The absolute dollar increase in general and administrative expenses were primarily attributable to increased salaries and related expenses associated with hiring additional personnel, and increased professional fees and facility expenses to support the growth of our operations and the operations of a public company. In addition, we incurred bonus expenses of $435,000 in 1999 related to the initial public offering. The increase was also due in part to an increase in allowance for doubtful accounts. This period-to-period increase in the allowance for doubtful accounts was the result of an increase in cash revenues. During the reorganization (see below) in the fourth quarter of 2000, we reduced the number of general and administrative employees, we closed certain offices and consolidated other offices, and negotiated better terms with certain vendors. We therefore expect, in the near future, these expenses to decrease as we continue our efforts to streamline costs.

Depreciation and Amortization. Depreciation and amortization expense increased 263% to $2.2 million for the year ended December 31, 2000, from $597,000 and $148,000 for the years ended December 31, 1999 and 1998. Depreciation and amortization expense consisted primarily of depreciation of computer equipment. This increase is a result of investments in computer equipment during the latter part of 1999 and early 2000.

Reorganization. On October 4, 2000 we announced our reorganization plan which included reducing our workforce, consolidating three business units into two, closing two of our offices and scaling down our international expansion plans. Our reorganization plan was developed to preserve the company's cash resources. In addition, in December 2000 the Company further reduced its workforce by approximately 25%. We took a reorganization charge of $1 million in the fourth quarter of 2000.

Non-Cash Financial Advisory Services Expense. Non-cash financial advisory service expenses relate to warrants granted to third parties for consulting and financial advisory services in the year ended December 31, 1999. These stock options and warrants were fully vested at the date of issuance. The value of the stock options and warrants issued were calculated using the Black Scholes option pricing model.

Interest Income, Net. Interest income, net of expense, consists primarily of interest earned on our cash balance and the interest expense on our outstanding debt. We recognized net interest income of approximately $1.4 million for 2000, and $652,000 for 1999, and net interest expense of $76,000 for 1998. These increases were primarily attributable to a higher average cash balance, principally due to proceeds received from a private placement and initial public offering during 1999. Interest income in future periods is likely to go down as a result of a reduction in average cash balances maintained by the Company and changes in the market rates of its investments.

Income Taxes. No income tax benefit is reflected in the financial statements as a valuation allowance was provided for deferred tax assets relating to net operating losses. As of December 31, 2000, we had approximately $41.4 million of federal net operating loss carryforwards for tax reporting purposes to offset future taxable income. Our federal net operating loss carry forwards expire in the years 2013 through 2020.

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

The Company has sustained net losses and negative cash flow from operating activities since inception. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional financing through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources of financing to fund operations.

Net cash used in operating activities was approximately $11.3 million in 2000 compared to $27.4 million for 1999, and $1.5 million for 1998. The decrease in cash used in operations during 2000 was primarily due to a decrease in prepaid expenses and other assets of $8.7 million combined with an increase in accounts payable offset by increases in net loss and accounts receivable. The decrease in prepaid expenses and other assets is directly related to the amortization of our prepaid assets with Matchlogic, Inc. and Excite. The increase in cash used in operating activities for 1999 was primarily due to the net loss of $18.3 million during the period which resulted from costs incurred to support the Company's sales and marketing efforts and the increased personnel required to manage the Company's growing operations combined with higher levels of accounts receivable resulting from increased revenues which was partially offset by increases in accounts payable and accrued expenses.

Net cash used in investing activities was approximately $6.9 million for 2000, $2.3 million for 1999 and $301,000 for 1998. As of December 31, 2000, our principal capital commitments consisted of obligations outstanding under operating and capital leases. We used $5.3 million in investing activities for capital expenditures, primarily the acquisition of equipment and the build out of our new corporate office. In addition, we used $1.6 million as a security deposit on our new corporate office. We estimate that our capital expenditures will be approximately $3.0 million for 2001. We currently expect that our principal capital expenditures through 2001 will relate to improvements to our technical infrastructure.

Net cash used by financing activities was approximately $334,000 for 2000, compared to net cash provided by financing activities of $64.4 million for 1999 and $1.7 million for 1998. Net cash used in financing activities in 2000 was primarily attributable to principal payments on notes payable and capital lease obligations. Net cash provided by financing activities in 1999 was primarily attributable to our private placements and initial public offering. Net cash provided by financing activities in 1998 was primarily attributable to incurrence of indebtedness and, to a lesser extent, borrowings under a secured credit facility related to equipment financing. To date, we have made all payments due under this equipment loan.

We have a financing agreement with a leasing company for the leasing of equipment in an amount up to $1.0 million in operating and/or capital leases, collateralized by certain accounts receivable and the equipment purchased pursuant to the agreement. During 2000, the financing agreement was increased to $2.0 million in exchange for the Company issuing warrants to purchase 13,345 shares of the Company's common stock. As of December 31, 2000 we have approximately $1.7 million of equipment outstanding under the agreement. The leases have terms of up to three years and the interest rates under the leases range from 8 1/2% to 13%. We are required to make monthly payments of interest and principal under the leases.

We have a two-year sponsorship agreement with Excite under which Excite agreed to promote WEBSTAKES.COM through ad banner placements and links to WEBSTAKES.COM and its promotions on Excite.com, WebCrawler.com and Classified2000.com. We have prepaid Excite $5.6 million during 1999 for this two year agreement. At Home Corporation, the parent company of Excite, is one of our principal stockholders. Each quarter we recognize approximately $683,000 of expense related to this agreement, which expires in June 2001.

We have a service agreement with MatchLogic, a wholly owned subsidiary of Excite, pursuant to which MatchLogic will provide ad serving and targeting, data processing, analysis, enhancement and other services to Promotions.com. The term of the agreement is two years. We have prepaid MatchLogic $13.1 million, during 1999 for this two-year agreement. Each quarter we recognize approximately $1.5 million of expense related to this agreement, which expires in June 2001.

In June 1999, we redeemed all outstanding shares of class A mandatorily redeemable convertible preferred stock and 1,714,608 shares of common stock for an aggregate amount of $24.0 million. To finance the redemption and to provide working capital, we issued shares of new class B mandatorily redeemable convertible preferred stock to a group of investors, including among others, At Home Corporation, XL Ventures, a subsidiary of Big Flower Holdings, and Travelers, for an aggregate purchase price of $40.0 million. Upon completion of the initial public offering, the class B mandatorily redeemable convertible preferred stock automatically converted into 6,666,668 shares of common stock. The class A mandatorily redeemable convertible preferred stock and class B mandatorily redeemable convertible preferred stock are not to be available for reissue. The excess of the consideration paid to the holders of the class A mandatorily redeemable convertible preferred stock over the carrying amount of the class A mandatorily redeemable convertible preferred stock represents a deemed dividend or return to the holders of the class A mandatorily redeemable convertible preferred stock of $8.7 million.

In November 2000, we signed an agreement to license software to help improve our email service capabilities. The license agreement is for one year and requires twelve monthly payments of $47,500. Upon signing the agreement we prepaid the first three months of service.

Management believes that the Company's current cash resources coupled with recent cost reductions will be sufficient to fund the Company's planned expenditures for the next twelve months. Our future liquidity and capital requirements depend on numerous factors. For example, if we cannot attain profitability in the near future our continued losses from operations will affect future capital requirements, which could result in requiring us to obtain additional financing to fund operations. The Company believes it has the ability to delay or further reduce its expenditures so as to not require additional financial resources if such resources are not available on terms acceptable to the Company. However, there can be no assurances that the Company will achieve its intent. If that happens and adequate funds are not available on acceptable terms, we may be unable to fund our business, successfully promote our brand name, develop or enhance our services or respond to competitive pressures. There can be no assurances that any required additional financing will be available on terms favorable to us, or will be available at all. Any of these events could have a material adverse effect on our business, results of operations or financial condition. In addition, we are exploring certain strategic alternatives including a merger, sale or spin-off of certain assets or divisions.

The Company is presently renegotiating the terms of its lease at its principal corporate office in New York, New York. Among the alternatives we are considering is a cash settlement or subleasing a portion or all of the space.

Promotions.com, Inc. shares of common stock are traded on the Nasdaq National Market System. The Nasdaq National Market maintenance standards require, among other things, that Promotions.com, Inc. maintain (1) a minimum bid price of at least $1.00 per share, and (2) a minimum market value of public float of at least $5,000,000. The Company is presently out of compliance with these two requirements and may need to take action to maintain its listing on a national exchange. Actions the Company may take include, among others, seeking a transfer of its listing to the Nasdaq SmallCap Market, however, there can be no assurance that the Company will be able to regain compliance with Nasdaq listing requirements or be successful in obtaining Nasdaq SmallCap listing.

RECENT DEVELOPMENTS

Promotions.com launched Chakkalina.com, the Japanese equivalent to Webstakes.com, in June 2000. In March 2001, ITX Corporation licensed Promotions.com's iDialog direct marketing technology and acquired our Japanese assets for $1.3 million in cash. As part of the licensing agreement, ITX Corporation will use Promotions.com's iDialog platform to run the Japanese sweepstakes portal, Chakkalina.com.

On March 30, 2001 the Company announced to its employees an additional reduction in workforce of approximately 22%, in connection with our strategy to reduce costs and obtain profitability. The Company anticipates taking a one time charge of approximately $110,000 in the first quarter of 2001.

                                  RISK FACTORS

An investment in our Company involves a high degree of risk. You should consider carefully the risks below, together with the other information contained in this annual report, before you decide to invest or retain your investment in our Company. If any of the following risks actually occur, our business, results of operations and financial condition could be harmed, the trading price of our common stock could decline and you could lose all or part of your investment.

RISKS RELATING TO OUR COMPANY AND OUR BUSINESS

THE DOWNTURN IN THE ECONOMY HAS RAISED UNCERTAINTIES CONCERNING OUR BUSINESS PROSPECTS.

The economy has recently experienced a slow down as a result some of our customers may experience difficulty in supporting their current operations and implementing their business plans. These customers may reduce their spending on our products and services, or may not be able to discharge their payment and other obligations to us. The non-payment or late payment of amounts due to us from a significant customer would negatively impact our financial condition. This could have a material adverse impact on our business, financial condition and results of operations. In addition to intense competition, the overall market for Internet advertising has been characterized in recent quarters by increasing softness of demand, the reduction or cancellation of contracts, an increased risk of uncollectible receivables from customers, and the reduction of Internet advertising budgets, especially by Internet-related companies. Our customers that are Internet-related companies may experience difficulty raising capital, or may be anticipating such difficulties, and therefore may elect to scale back their sources they devote to advertising, including on our website. Other companies in the Internet industry have depleted their available capital, and could cease operations or file for bankruptcy protection. If the current environment for Internet advertising does not improve, our business, results of operations and financial condition could be materially adversely affected. In addition, if the present general economic condition continue it may impact non-internet companies, i.e. traditional companies doing internet promotions, which could also have a material adverse impact on our business, results of operations and financial condition.

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

OUR BUSINESS MODEL IS UNPROVEN AND CHANGING.

Our business model consists of providing businesses and merchants with Internet promotion solutions. We have limited experience as a company and, additionally, the Internet, on which our business model relies, is still unproven as a business medium. Accordingly, our business model may not be successful, and we may need to change it. Our ability to generate sufficient revenues to achieve profitability will depend, in large part, on our ability to successfully market our e-commerce products and services to businesses and merchants that may not be convinced of the need for an online presence or may be reluctant to rely upon third parties to develop and manage their e-commerce promotions and marketing efforts.

WE HAVE NOT BEEN PROFITABLE AND MAY NOT BECOME PROFITABLE, IN WHICH EVENT OUR BUSINESS AND STOCK PRICE WOULD BE ADVERSELY AFFECTED.

To date, we have not been profitable. We may never be profitable, or, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur losses for the foreseeable future. Although we have experienced revenue growth in recent periods, these growth rates may not be sustainable or indicative of future growth. We reported a loss of $24.3 million for the year ended December 31, 2000. As of December 31, 2000, our accumulated deficit was approximately $44.6 million. For us to make a profit, our revenues will need to increase sufficiently to cover our costs and expenses.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE, WHICH MAY CAUSE THE PRICE OF OUR COMMON STOCK TO FURTHER DECREASE.

We expect our operating results to vary significantly from quarter to quarter due to many factors discussed in this Risk Factors section, some of which are beyond our control. These include seasonal and cyclical patterns in Internet advertising. It is possible that in future periods our results of operations will be below the expectations of public market analysts and investors. In this event, the price of our common stock would likely decrease. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance.

The rapidly evolving volatile market in which we operate and potential seasonal fluctuations in promotional spending and Internet use make it difficult to forecast our revenues accurately. In addition, our revenues are highly dependent on revenues from internet companies and are susceptible to the recent volatility in the internet market and the high number of internet companies decreasing their marketing budgets. This makes it difficult to predict future revenue patterns. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short term. Accordingly, we may not be able to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. If we have a shortfall in revenues in relation to our expenses, or if our increase in expenses precedes expected increases in revenues, then our results of operations and financial condition would be materially adversely affected.

OUR SUCCESS DEPENDS UPON ACHIEVING ADEQUATE MARKET SHARE TO INCREASE OUR REVENUES AND BECOME PROFITABLE

Our success depends upon achieving significant market penetration and acceptance of our Internet promotions services. We have only recently begun to expand our business-to-business initiatives designed to enable businesses to maximize their e-commerce opportunities, and our online marketplaces have achieved only limited market acceptance to date. We may not currently have adequate market share to successful execute our business plan. If we are unable to reach and retain substantial numbers of businesses, merchants and shoppers, our business model may not be sustainable.

      o to successfully market and sell our e-commerce enabling products and services we must:
      o     become recognized as a leading provider of promotion solutions;
      o     enhance existing products and services;
      o     add new products and services;
      o     complete projects on time;
      o increase the number of businesses and merchants using our e-commerce products and services; and
      o continue to increase the attractiveness of the Webstakes.com Website to Internet users.

OUR UNCERTAIN SALES CYCLES COULD ADVERSELY AFFECT OUR BUSINESS

The time between the date of initial contact with potential customers and the execution of a contract with the client is often lengthy, typically from six weeks for smaller agreements to nine months for larger agreements, and is subject to delays over which we have little or no control, including:

o     Customers budgetary constraints;
o     Customers internal acceptance reviews;
o The success and continued internal support of customers own development efforts; and
o     The possibility of cancellation or delay of projects by customers.

During the sales cycle, we may expend substantial funds and management resources and yet not obtain customers. Accordingly, our results of operations for a particular period may be adversely affected if sales to customers forecasted in a particular period are delayed or do not otherwise occur. We have recently experienced a high number of internet companies decreasing their marketing budgets and seeking an increase in their return on marketing investments.

IF WE ARE UNABLE TO ATTRACT VISITORS TO WEBSTAKES.COM AND THE WEB SITES OF OUR CUSTOMERS, THE EFFECTIVENESS OF OUR PROMOTIONS WOULD BE REDUCED, AND OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION WOULD BE MATERIALLY ADVERSELY AFFECTED.

Our future success depends upon our ability to continue to attract and retain visitors with demographic characteristics desired by our customers to WEBSTAKES.COM and the web sites of our customers. In addition, in certain instances we may either guarantee our customers that visitors will view their pages and/or link to their web sites a minimum number of times. If we are unable to meet these minimum guarantees, we will be required to defer recognition of the related revenues until the guaranteed minimum is achieved. In addition, we will be required to provide services to the client for free until we are able to meet our guaranteed minimum, which may reduce our promotion inventory in future periods. In other instances we may only get paid if visitors perform a certain action once on a customers website. To the extent that such action is not performed we will be required to defer the recognition of the related revenue.

IF WE ARE UNSUCCESSFUL IN BROADENING OUR PRODUCT OFFERINGS, OUR REVENUE GROWTH WILL BE LIMITED.

To date, substantially all of our revenues have been derived from conducting promotions on the Internet. Our growth is largely dependent upon our ability to leverage our sweepstakes expertise to become a full-service Internet promotion company. In the event that we are unable to successfully implement our growth strategy, our business, results of operations and financial condition would be materially adversely affected.

WE FACE SIGNIFICANT COMPETITION, AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

The market for Internet promotion services is intensely competitive. Competition in our market could continue to intensify as a result of minimal barriers to entry. Industry consolidation may also increase competition. We compete with many types of companies, including both online and offline promotion companies, large Internet publishers, search engine and other Internet portal companies, a variety of Internet-based advertising networks and other companies that facilitate the marketing of products and services on the Internet. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical and marketing resources than we do. This may allow them to compete more effectively and be more responsive to industry and technological change than us. We may not be able to compete successfully and competitive pressures may reduce our revenues and result in increased losses or reduced profits.

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

Some of our competitors are experiencing difficulty in supporting their current operations and supporting their business plans. As a result, many of our competitors have significantly reduced pricing for their products and services causing significant pricing pressure within our industry. In the event that we continue to lower our prices due to these pressures our results of operations and finical condition would materially adversely affected.

IF OUR CUSTOMERS DO NOT RENEW THEIR AGREEMENTS OR TERMINATE THEM PRIOR TO THEIR SCHEDULED EXPIRATIONS, OUR REVENUES WILL BE REDUCED.

Our agreements with customers generally have terms ranging from one to 12 months. In addition, substantially all of our agreements permit our customers to terminate their relationships with us on relatively short notice. Our customers may not remain customers for the full term of their agreements or renew such agreements when they expire. In addition, our revenues are highly dependent on revenues from internet companies and are susceptible to the recent volatility in the internet market and the high number of internet companies decreasing their marketing budgets, and as a result we have experienced some of our customers early terminating agreements and not renewing agreements. In the event this continues it could have a material adverse affect on our results of operations and our financial condition

MANY OF OUR CUSTOMERS ARE EMERGING INTERNET COMPANIES THAT REPRESENT CREDIT
RISKS.

A significant portion of our revenues is derived from sales of promotions to online retailers and service providers. For instance, in 2000, approximately 73% of our revenues were generated from promotional services used predominantly by online retailers and service providers and approximately 27% of our revenues were generated from promotional services used by companies with both online and offline presence. Many of these companies have limited access to capital. Many of these companies represent credit risks and could fail. If these advertisers experience financial difficulties or fail to achieve commercial success, our business will suffer.

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

OUR FAILURE TO MANAGE OUR GROWTH EFFECTIVELY COULD ADVERSELY AFFECT OUR
BUSINESS.

In order to successfully implement our business plan, we must grow significantly. Our anticipated future growth will likely place a significant strain on our management resources and systems. To manage our growth effectively, we will need to continue to improve our operational, financial and managerial controls and reporting systems and procedures, and we will need to continue train and manage our workforce. If we do not manage our growth effectively, our business, results of operations and financial condition would be materially adversely affected.

OUR BUSINESS MAY SUFFER IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL.

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

Third parties may infringe or misappropriate our trademarks or other intellectual property rights, which could have a material adverse effect on our business, results of operations or financial condition. The actions we take to protect our trademarks and other proprietary rights may not be adequate. In addition, the validity, enforceability and scope of protection of proprietary rights in Internet-related industries are uncertain and still evolving. Although we have patent and trademark applications pending, only a few trademarks have been granted to date.

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

WE MAY REQUIRE ADDITIONAL FINANCING TO CONTINUE OUR BUSINESS, AND WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING.

If we can not attain profitability in the near future, we may need to raise additional funds in the future in order to fund our business and expansion, to develop new or enhanced services, to respond to competitive pressures or to make acquisitions. Additional financing may not be available on terms favorable to us, and may not be available at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised by our issuing equity securities, stockholders may experience dilution of their ownership interest and the newly issued securities may have rights superior to those of the common stock. If additional funds are raised by our issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends.

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

IF THE ACCEPTANCE OF ONLINE PROMOTIONS AND DIRECT MARKETING DOES NOT CONTINUE, OUR REVENUE WOULD DECLINE.

We expect to derive a substantial portion of our revenues from online promotions and direct marketing, including both e-mail and web-based programs. If these services do not continue to achieve market acceptance, we cannot assure you that we will generate business at a sufficient level to support our continued operations. The internet has not existed long enough as a promotion medium to demonstrate its effectiveness relative to traditional promotion media. Agencies and marketers that have historically relied on traditional advertising and direct marketing may be reluctant or slow to adopt online direct marketing. Many potential direct marketers have limited or no experience using e-mail or the web as a direct marketing medium. They may have allocated only a limited portion of their budgets to online direct marketing, or may find online direct marketing to be less effective for promoting their products and services than traditional direct marketing media. If the market for online direct marketing fails to develop or develops more slowly than we expect, our revenues would decline. Recently, market demand for online direct marketing services such as those offered by us weakened, particularly from early-stage internet and e-commerce companies. We expect weaker demand and smaller marketing budgets from these companies to continue in 2001.

WE MAY BE UNABLE TO RESPOND TO TECHNOLOGICAL CHANGE EFFECTIVELY.

Our industry is characterized by rapid technological change, frequent new service introductions, changing consumer demands and evolving industry standards and practices. Our inability to anticipate and effectively respond to these changes on a timely basis would materially adversely affect our business, results of operations and financial condition. Our future success will depend, in part, on our ability to cost-effectively adapt to rapidly changing technologies, to enhance existing services and to develop and introduce a variety of new services to address changing demands of consumers and our customers on a timely basis.

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

CHANGES IN LAWS RELATING TO DATA COLLECTION AND USE PRACTICES AND THE PRIVACY OF INTERNET USERS AND OTHER INDIVIDUALS COULD HARM OUR BUSINESS

New limitations on the collection and use of information relating to Internet users are currently being considered by legislatures and regulatory agencies in the United States and internationally. We are unable to predict whether any particular proposal will pass, or the nature of the limitations in those proposals that do pass. Since many of the proposals are in their development stage, we cannot yet determine the impact these may have on our business. In addition, it is possible that changes to existing law, including new interpretations of existing law, could have a material and adverse impact on our business, financial condition and results of operations.

The following are examples of proposals currently being considered in the United States and internationally: Legislation has been proposed in some jurisdictions to regulate the use of cookie technology. Our technology uses cookies and we may be required to change our technology in order to comply with the new laws. It is possible that the changes required for compliance are commercially unfeasible, or that we are simply unable to comply and therefore may be required to discontinue the relevant business practice.

Legislation has been proposed to prohibit the sending of 'unsolicited commercial email' or 'spam.' We have a consent-based email delivery and list services business that we believe should not, as a matter of policy, be affected by this kind of legislation. However, it is possible that legislation will be passed that requires us to change our current practices, or subject us to increased possibility of legal liability for our practices.

These and other circumstances leading to changes in the existing law could have a material and adverse impact on our business, financial condition and results of operations.

OUR OFFICERS AND DIRECTORS MAY CONTROL US.

Our executive officers and directors in the aggregate, beneficially own approximately 36% of our common stock. These stockholders may be able to effectively exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us, which could have a material adverse effect on our stock price.

OUR CONTINUED NASDAQ NATIONAL MARKET LISTING IS NOT ASSURED

Our common stock is presently authorized for quotation on the Nasdaq National Market. We remain subject to all requirements of our listing agreement with Nasdaq. Among the events which could cause us to have our status as a National Market Issuer terminated are:

o     failure to maintain a minimum market value of public float of $ 5 million
o failure to maintain a minimum bid price for the common stock of either $1.00 per share or $5.00 per share, depending on, among other things, whether or not tangible net assets for the Company is greater than or less than $4 million;
o failure to maintain an audit committee which comports to the independence and other standards of the Nasdaq and the SEC; and
o failure to timely hold annual meetings of stockholders and comply with other corporate governance requirements.

The Company is presently out of compliance with the minimum bid price and minimum market value of public float and we may need to take action to maintain our listing on a national exchange. If we lose our Nasdaq National Market status, our common stock may trade either as a Nasdaq Small Cap issue or in the over-the-counter market, both of which are viewed by most investors as less desirable, less liquid marketplaces. Loss of our Nasdaq National Market status would also complicate compliance with state blue sky laws in the event that we issue additional securities.

THE SALE OF SHARES ELIGIBLE FOR FUTURE SALE IN THE OPEN MARKET COULD DEPRESS OUR STOCK PRICE

Sales of significant amounts of common stock in the public market in the future or the perception that sales will occur could materially and adversely affect the market price of the common stock or our future ability to raise capital through an offering of our equity securities. There are approximately 9,930,000 shares of common stock held by our stockholders that are "restricted securities," as that term is defined in Rule 144 of the Securities Act of 1933. Restricted securities may be sold in the public market only if registered or if they qualify for an exemption for registration under Rules 144, 144(k), or 701 under the Securities Act. Currently, most of these shares of restricted securities are eligible for sale in the public market under Rule 144 subject to volume limitations. After June 14, 2001, all of these shares may be sold in the public market under Rule 144 without volume limitations or further registration under the Securities Act, not including approximately 5,106,000 shares held by our "affiliates," within the meaning of the Securities Act.

As of December 31, 2000, there are outstanding options to purchase 3,217,670 shares of common stock which are eligible for sale in the public market from time to time depending on vesting. In addition, there are outstanding warrants to purchase up to 235,028 shares of common stock upon exercise. The securities issued upon the exercise of such warrants will be "restricted securities," as that term is defined in Rule 144 of the Securities Act, however, will be eligible for sale in the public market pursuant to Rule 144 subject to volume limitations.

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

EFFECTS OF ANTI-TAKEOVER PROVISIONS COULD INHIBIT THE ACQUISITION OF OUR COMPANY

Some of the provisions of our certificate of incorporation, our bylaws and Delaware law could, together or separately:

o     discourage potential acquisition proposals;
o     delay or prevent a change in control;
o impede the ability of our stockholders to change the composition of our board of directors in any one year;
o or limit the price that investors might be willing to pay in the future for shares of our common stock.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   INDEX TO FINANCIAL STATEMENTS                                                      Page

         Independent Accountants Report                                                 25

         Balance Sheets as of December 31, 2000 and 1999                                26

         Statements of Operations for each of the three years in the period ended
                  December 31, 2000                                                     27

         Statements of Stockholders' Equity for each of the three years in the
                  period ended December 31, 2000                                        28

         Statements of Cash Flows for each of the three years in the period ended
                  December 31, 2000                                                     29

         Notes to Financial Statements                                                  30

         Financial Statement Schedules:
                   I - Computation of loss per share                                    Exhibit 11.1

                  II - Valuation and qualifying Accounts for each of the three years
                        in the period ended December 31, 2000                           Exhibit 99.1

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Promotions.com, Inc.:

In our opinion the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Promotions.com, Inc. (formerly Webstakes.com, Inc.) at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                                      PRICEWATERHOUSECOOPERS LLP
                                                              New York, New York
                                                               February 16, 2001
                                                              Except for Note 15
                                                            as to which the date
                                                               is March 30, 2001

                              PROMOTIONS.COM, INC.
                                 BALANCE SHEETS

                                                                                           December 31,
                                                                                           ------------
                                                                                       2000            1999
                                                                                       ----            ----
                                     ASSETS
Current assets:
     Cash and cash equivalents .................................................   $ 16,094,308    $ 34,647,630
     Accounts receivable, less allowance for doubtful accounts of $738,906
     and $574,876 ..............................................................      3,641,869       2,396,853
     Prepaid expenses and other current assets , principally
     related party .............................................................      4,609,485       9,976,198
                                                                                   ------------    ------------

       Total current assets ....................................................     24,345,662      47,020,681

Restricted cash ................................................................      1,600,000              --
Fixed assets, net ..............................................................      7,497,555       3,089,311
Other assets ...................................................................        191,916       3,615,465
                                                                                   ------------    ------------

       Total assets ............................................................   $ 33,635,133    $ 53,725,457
                                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..........................................................   $  3,820,472    $  1,754,255
     Accrued liabilities .......................................................      3,123,617       2,821,005
     Deferred revenues .........................................................      1,333,751         483,366
     Capital lease obligation ..................................................        790,645         290,640
     Notes payable - related party .............................................         29,703          66,667
                                                                                   ------------    ------------

       Total current liabilities ...............................................      9,098,188       5,415,933
                                                                                   ------------    ------------

     Capital lease obligation, net of current portion ..........................        928,368         436,424
     Other liabilities .........................................................          9,675          17,531
                                                                                   ------------    ------------

       Total liabilities .......................................................     10,036,231       5,869,888
                                                                                   ------------    ------------

Stockholders' equity:
     Common stock--par value $.01, 50,000,000 shares authorized, 14,344,577 and
       14,241,244 shares issued and outstanding at December 31,
       2000 and 1999, respectively .............................................        143,445         142,412
     Additional paid-in capital ................................................     68,073,155      67,969,343
     Accumulated deficit .......................................................    (44,615,465)    (20,233,041)
     Deferred compensation .....................................................         (2,233)        (23,145)
                                                                                   ------------    ------------
            Total stockholders' equity .........................................     23,598,902      47,855,569
                                                                                   ------------    ------------
            Total liabilities and stockholders' equity .........................   $ 33,635,133    $ 53,725,457
                                                                                   ============    ============

    The accompanying notes are an integral part of these financial statements

                              PROMOTIONS.COM, INC.
                            STATEMENTS OF OPERATIONS

                                                                                     Year ended December 31,
                                                                                     -----------------------
                                                                             2000            1999              1998
                                                                             ----            ----              ----
Revenues ............................................................   $ 26,633,598    $ 10,456,199    $  4,798,893

Operating expenses:
     Product development ............................................      4,917,588       2,130,134         548,818
     Sales and marketing (inclusive of non-cash MatchLogic and Excite
        Expense of $8,854,045 and $5,802,249 in 2000 and 1999) ......     33,713,841      19,856,609       3,618,557
     General and administrative (inclusive of the non-cash financial
        advisory services of $796,691 in 1999) ......................     12,762,795       7,492,023       1,969,214
     Reorganization expense .........................................      1,025,056              --              --
                                                                        ------------    ------------    ------------

       Total operating expenses .....................................     52,419,280      29,478,766       6,136,589
                                                                        ------------    ------------    ------------

     Loss from operations ...........................................    (25,785,682)    (19,022,567)     (1,337,696)
Interest income (expense), net ......................................      1,403,285         651,503         (76,347)
                                                                        ------------    ------------    ------------

Net loss ............................................................   $(24,382,424)   $(18,371,064)   $ (1,414,043)
Deemed dividend on redemption of
       class A mandatorily redeemable convertible
       preferred stock ..............................................             --      (8,712,352)             --
                                                                        ------------    ------------    ------------
Net loss attributable to common
       stockholders .................................................   $(24,382,424)   $(27,083,416)   $ (1,414,043)
                                                                        ============    ============    ============
Basic and diluted net loss per share
       attributable to common
       stockholders .................................................   $      (1.71)   $      (3.61)   $      (0.27)
                                                                        ============    ============    ============
Weighted average shares of
       common stock used in
       computing basic and diluted net
       loss per share attributable to
       common stockholders ..........................................     14,260,218       7,502,575       5,181,356
                                                                        ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                              PROMOTIONS.COM, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                  Common Stock
                                             -----------------------      Additional        Deferred    Accumulated
                                             Shares           Amount   Paid-In-Capital    Compensation     Deficit          Total
                                             ------           ------   ---------------    ------------     -------          -----

Balance January 1, 1998 ...............    4,999,176          49,992        526,914          (3,625)       (447,934)       125,347

Debt to equity conversion at book value
plus interest .........................      715,008           7,150        524,826                                        531,976
Amortization of deferred compensation .                                                       3,625                          3,625
Stock options to non-employees ........                                      88,884         (88,884)                            --
Net and comprehensive loss ............                                                                  (1,414,043)    (1,414,043)
                                          ----------    ------------   ------------    ------------    ------------   ------------
Balance December 31, 1998 .............    5,714,184          57,142      1,140,624         (88,884)     (1,861,977)      (753,095)
                                          ==========    ============   ============    ============    ============   ============
Repurchase of common stock ............   (1,714,608)        (17,146)   (10,270,502)                                   (10,287,648)
Issuance of common stock ..............    3,575,000          35,750     44,943,609                                     44,979,359
Conversion of Class B mandatorily
Redeemable convertible preferred stock     6,666,668          66,666     39,933,334                                     40,000,000
Deemed dividend on redemption of Class
A mandatorily redeemable convertible
preferred stock .......................                                  (8,712,352)                                    (8,712,352)
Adjustment of deferred compensation to
non-employees to current fair value ...                                     140,840        (140,840)                            --
Stock options to non-employees ........                                     793,790        (793,790)                            --
Amortization of deferred compensation .                                                    1,000,369                     1,000,369
Net and comprehensive loss ............                                                                 (18,371,064)   (18,371,064)
                                          ----------    ------------   ------------    ------------    ------------   ------------
Balance December 31, 1999 .............   14,241,244    $    142,412   $ 67,969,343    $    (23,145)   $(20,233,041)  $ 47,855,569
                                          ==========    ============   ============    ============    ============   ============
Exercise of stock options .............      103,333           1,033         48,386                                         49,419
Issuance of warrants ..................                                      45,117                                         45,117
Adjustment of deferred compensation to
non-employees to current fair value                                         (62,900)         62,900                             --
Stock options to non-employees ........                                      73,209         (73,209)                            --
Amortization of deferred compensation .                                                      31,221                         31,221
Net and comprehensive loss ............                                                                 (24,382,424)   (24,382,424)
                                          ----------    ------------   ------------    ------------    ------------   ------------
Balance December 31, 2000 .............   14,344,577    $    143,445   $ 68,073,155    $     (2,233)   $(44,615,465)  $ 23,598,902
                                          ==========    ============   ============    ============    ============   ============

   The accompanying notes are an integral part of these financial statements.

                              PROMOTIONS.COM, INC.
                            STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                               2000             1999            1998
                                                               ----             ----            ----
Cash flows from operating activities:
Net loss .............................................   $(24,382,424)   $(18,371,04)    $ (1,414,043)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization of fixed assets ...      2,202,679         597,311         147,515
     Amortization of deferred compensation expense ...         31,221         203,678              --
     Expense recognized in connection with issuance
        of warrants ..................................         45,117              --              --
     Bad debt expense ................................      1,834,197         606,932         208,604
     Gain on sale of assets ..........................         (7,856)         (4,542)             --
     Non-cash financial advisory services expense ....             --         796,691           3,625
     Interest payable converted into common stock ....             --          35,000          24,826
   Changes in operating assets and liabilities:
     Accounts receivable .............................     (3,079,213)     (2,388,440)       (710,498)
     Prepaid expenses and other current
      assets, principally related party in 2000 &1999       5,366,713      (9,851,024)       (122,423)
     Other assets ....................................      3,423,549      (3,615,465)         41,708
     Accounts payable ................................      2,066,217       1,532,510          66,488
     Accrued liabilities .............................        302,612       2,651,869         147,055
     Deferred revenue ................................        850,385         366,069          93,964
                                                         ------------    ------------    ------------
Net cash used in operating activities ................    (11,346,803)    (27,440,475)     (1,513,179)
                                                         ------------    ------------    ------------
Cash flows from investing activities:
   Payment of security deposit .......................     (1,600,000)             --              --
   Purchase of fixed assets ..........................     (5,272,357)     (2,498,014)       (301,444)
   Proceeds from sale of fixed assets ................             --         157,294
                                                         ------------    ------------    ------------
Net cash used in investing activities ................     (6,872,357)     (2,340,720)       (301,444)
                                                         ------------    ------------    ------------
Cash flows from financing activities:
   Proceeds from issuance of notes payable ...........             --         120,000       1,820,000
   Principal payments on notes payable-related party .        (36,964)        (72,222)        (61,111)
   Proceeds from issuance of common stock, net .......         49,419      44,979,359              --
   Principal payments on capital lease obligations ...       (346,617)       (190,885)        (12,058)
   Proceeds from issuance of class A mandatorily
     redeemable convertible preferred stock ..........             --       3,575,000              --
   Proceeds from issuance of class B mandatorily
     redeemable convertible preferred stock ..........             --      40,000,000              --
   Redemption of class A mandatorily redeemable
     convertible preferred stock and repurchase of
     common stock ....................................             --     (24,000,000)             --
                                                         ------------    ------------    ------------
Net cash (used in) provided by financing activities ..       (334,162)     64,411,252       1,746,831
                                                         ------------    ------------    ------------
Net (decrease) increase in cash for the period .......    (18,553,322)     34,630,057         (67,792)
Cash and cash equivalents, beginning of period .......     34,647,630          17,573          85,365
                                                         ------------    ------------    ------------
Cash and cash equivalents, end of period .............   $ 16,094,308    $ 34,647,630    $     17,573
                                                         ============    ============    ============

Cash paid during the period for interest .............   $    176,830    $     56,562    $     18,530
                                                         ============    ============    ============

      Supplemental disclosure of non-cash investing, financing and other activities:

                                                  2000          1999           1998
                                                  ----          ----           ----
Notes payable converted into common and
   preferred stock ........................            --   $ 1,390,000   $   521,956
Preferred stock converted into common stock            --   $40,000,000            --
Equipment acquired under capital lease ....   $ 1,338,566   $   840,000   $    43,822
Barter transactions .......................   $ 2,777,461   $ 2,083,657   $ 2,039,144

    The accompanying notes are an integral part of hese financial statements.

                              PROMOTIONS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Promotions.com, Inc. (the "Company"), was incorporated and commenced operations in the state of New York on January 8, 1996 as Webstakes, Inc. and was reincorporated in the State of Delaware on June 5, 1996 as Netstakes, Inc. On June 11, 1999, the Company changed its name to Webstakes.com, Inc. On January 27, 2000, the Company changed its name to Promotions.com, Inc. Promotions.com, Inc. is an Internet promotion solutions company. Combining technology, data and promotions expertise, the Company provides promotion solutions to help companies achieve their overall marketing and business objectives. The company generates revenues through WEBSTAKES.COM., a web site dedicated to Internet sweepstakes and promotions and PROMOTIONS.COM, a full service integrated Internet promotion services group.

The Company has sustained net losses and negative cash flow from operating activities since inception. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional financing through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources of financing to fund operations.

Management believes that the Company's current cash resources coupled with recent cost reductions will be sufficient to fund the Company's planned expenditures for the next twelve months. However, there can be no assurances that the Company will achieve its planned results. If anticipated results are not achieved, management has the intent and believes it has the ability to delay or further reduce its expenditures so as to not require additional financial resources if such resources are not available on terms acceptable to the Company.

2. SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

PROMOTION SERVICES

During 2000, revenue was generated primarily by promotion services and promotion custom solutions services. Principally all of the Company's historical revenues have been derived from promotion services. Promotion services revenues are derived principally from contracts in which the Company typically guarantees a minimum number of impressions, or times that the customer's name, logo or other identifier appears in web or email newsletter pages viewed by visitors to WEBSTAKES.COM, and/or times that visitors are delivered to the customer's web site, over a specified period of time for a fixed fee. The contracts typically include cancellation clauses ranging from 30 to 60 days. Promotion services revenues are recognized ratably in the period in which the promotion is run, provided that no significant Company obligations remain and the collection of the resulting receivable is reasonably assured. To the extent that minimum guarantees are not met, the Company defers recognition of the corresponding revenues until the guaranteed minimums are achieved. In the event that the guaranteed minimum's can not be meet, the customers receives credits or refunds for the guaranteed services not provided. Promotion services revenues were approximately 81%, 89% and 93% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

PROMOTION.COM SERVICES

PROMOTION.COM services provides custom turnkey solutions to create and manage promotions on a customer's own web site. Revenues are derived principally from contracts in which the company typically provides services for the administration and implementation of the promotion. The contracts typically include cancellation clauses ranging from 30 to 60 days. Since there is significant up front customized design work incurred before a promotion begins, the company has in the past recognized the portion of revenue related to the customized design work at the time the work is performed. The remaining revenue was recognized ratably in the period in which the promotion was run, provided that no significant company obligations remained. During the second quarter of 2000, the Company changed its revenue recognition policy related to PROMOTION.COM services to recognize revenues ratably over the period during which we provide promotion services, provided that no significant obligations remain and collection of the resulting receivable is reasonably assured. The cumulative effective of this change in accounting principal was not significant. Promotion PROMOTION.COM services revenues were approximately 19%, 11%, and 7% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

                              PROMOTIONS.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

Included in revenues are barter revenues from the exchange by the Company with counterparties of promotion services for reciprocal advertising, or applicable goods and services. Barter revenues are recorded as promotion service revenues at the lower of the estimated fair value of goods and services received or promotion services provided, and are recognized when the counterparty's promotions are run by the Company. The fair value of promotional services provided and received is determined based on the value of similar services sold and purchased for cash by the Company. Barter revenues and expenses represented 10%, 20% and 42% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively. Barter expense is recognized when the Company's promotions are run on the counterparty's web sites, which is typically in the same period the related barter revenue is recognized. Accounts receivable includes the portion of promotion services that have been billed in advance of the performance of all or a portion of the related services to be provided and that have not been collected.

CONCENTRATION OF CREDIT RISK

In 2000, no one customer accounted for greater than 10% of total revenues and one customer accounted for greater than 10% of net accounts receivable. In 1999 and 1998, no one customer accounted for greater than 10% of total revenues or 10% of net accounts receivable. In 2000, 1999, and 1998, revenues from the Company's five largest customers accounted for 22%, 17% and 24% of total revenues, respectively.

FIXED ASSETS

Fixed assets are stated at cost. Fixed assets under capital leases are stated at the lower of the present value of minimum lease payments at the beginning of the lease term or the leased asset at the inception of the lease. The cost of additions and betterment's are capitalized, and repairs and maintenance costs are charged to operations in the periods incurred.

Depreciation of fixed assets is provided for using the straight-line method over their estimated useful lives of three years for computer and office equipment, computer software costs and capital leases. The estimated useful lives used to depreciation furniture and fixtures is five years.. Amortization of leasehold improvements is provided for over the lesser of the term of the related lease or the estimated useful life of the improvement. Accumulated amortization includes the amortization of assets recorded under capital leases. The Company recognizes gains or losses on the sale or disposal of fixed assets in the period of disposal.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. The carrying amount of the Company's note payable approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations at December 31, 2000 and 1999.

                              PROMOTIONS.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

RISK AND UNCERTAINITIES

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

As the Company reported net losses for the years ended December 31, 2000, 1999, and 1998 all 3,452,698, 2,025,290 and 114,009 of the options and warrants outstanding at December 31, 2000, 1999 and 1998, respectively, were antidilutive and therefore, there were no reconciling items between basic and diluted loss per share for the years then ended.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", requires the presentation and disclosure of all changes in equity from non-owner sources as "Comprehensive Income". The Company had no items of Comprehensive Income in years ended December 31, 2000, 1999 and 1998.

RECLASSIFICATIONS

Certain prior years' balances have been reclassified to conform with the current year's presentation.

ADVERTISING COSTS

Advertising production costs are recorded as expense the first time an advertisement appears. All other advertising costs are expensed as incurred. Advertising expense totaled approximately $ 21.3 million, $14.0 million, and $2.3 million for 2000, 1999, and 1998, respectively.

                              PROMOTIONS.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

SEGMENTS

The Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", in 1998. This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it does not have any separately reportable business segments as of December 31, 2000 and 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting For Certain Transactions Involving Stock Compensation" ("FIN No. 44"), which provides guidance for applying APB Opinion No.25. With certain exceptions, FIN no. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The adoption of FIN No. 44 did not have a significant impact on the Company's results of operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. SAB 101 is not a rule or interpretation of the SEC, however, it represents interpretations and practices followed by the Division of Corporate Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal Securities laws. As a result of our review of SAB 101 the Company decided to change its revenue recognition policy related to its CUSTOM SOLUTIONS services. The effect of such change did not have a materially adverse effect on the financial statements.

3. PREPAID EXPENSES-RELATED PARTY (SEE ALSO NOTES 6 and 10)

In June 1999, the Company entered into a two-year sponsorship agreement with Excite under which Excite agreed to promote WEBSTAKES.COM through ad banner placements and links to WEBSTAKES.COM and its promotions on Excite.com., Web Crawler.com and Classified 2000.com. The Company prepaid Excite $5.6 million during 1999 for this two-year agreement. At December 31, 2000 and 1999, the total prepaid expense related to this agreement was $1.3 million and $4.1 million. In 2000, the entire $1.3 million was recorded in prepaid expenses and other current assets. In 1999, $2.8 million was recorded in prepaid expenses and other current assets and $1.3 million was recorded in other assets. Amounts are being amortized ratably over the two year term of the contract. At Home Corporation, the parent company of Excite, is a principal stockholder of the Company.

In June 1999, the Company entered into a two-year service agreement with MatchLogic, Inc., a wholly owned subsidiary of Excite, pursuant to which MatchLogic will provide ad serving and targeting, data processing analysis, enhancement and other services to Promotions.com. The Company prepaid MatchLogic $13.1 million during 1999 for this two-year agreement. At December 31, 2000 and 1999, the total prepaid expenses related to this agreement was $2.8 million and $8.9 million. In 2000, the entire $2.8 million was recorded in prepaid expenses and other current assets. In 1999, $6.6 million was recorded in prepaid expenses and other current assets and $2.3 million was recorded in other assets. Amounts are being amortized ratably over the two year term of the contract.

4. FIXED ASSETS

Fixed assets consist of the following:

                                                                  DECEMBER 31,
                                                                  ------------
                                                               2000              1999
                                                               ----              ----
Computer and office equipment ........................     $5,712,294       $2,660,857
Computer software costs ..............................        196,190          196,190
Furniture and fixtures ...............................        544,676           95,525
Leasehold improvements ...............................      1,781,902           10,133
Capital leases .......................................      2,178,041          839,475
                                                           ----------       ----------
                                                           10,413,103        3,802,180
Less accumulated depreciation and amortization .......     (2,915,548)        (712,869)
                                                           ----------       ----------
                                                           $7,497,555       $3,089,311
                                                           ==========       ==========

                              PROMOTIONS.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

4. FIXED ASSETS (CONTINUED)

Depreciation and amortization of fixed assets was approximately $2,202,679, $597,311 and $147,515 for the years ended December 31, 2000, 1999 and 1998 respectively.

Computer Software Costs

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The Company adopted SOP 98-1 during the first quarter of 1999. Costs incurred during the preliminary project stage are expensed as incurred. Computer software costs incurred during the application development stage are capitalized. Typically, these costs relate to internal payroll costs of employees directly associated with the development of the internal use computer software. Amortization commences once the software is ready for its intended use and is amortized by the straight-line method over the estimated useful life, typically twelve to eighteen months. Amortization expense for computer costs totaled approximately $65,000and $78,000 for 2000 and 1999. Unamortized computer software costs totaled approximately $52,000 and $118,000 as of December 31, 2000 and 1999.

5. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                          DECEMBER 31,
                                          ------------
                                       2000          1999
                                       ----          ----

Compensation and related expenses   $  886,731   $  422,610
Rent ............................      766,395           --
Sales and marketing .............      644,486    1,880,187
Professional services ...........      255,880      314,045
Accrued reorganization ..........      442,170           --
Other ...........................      127,955      204,163
                                    ----------   ----------
                                    $3,123,617   $2,821,005
                                    ==========   ==========

6. RELATED-PARTY TRANSACTIONS

The Company entered into technology consulting transactions with a stockholder in the amount of $72,464, for the year ended December 31 2000.

7. STOCK OPTION PLAN

1997 Stock Option Plan

The Company's Stock Option Plan (the "Plan") as amended in April 1999. The Plan provides for the granting, at the discretion of the Stock Option Committee of the Board of Directors (the "SOC"), of: (i) options that are intended to qualify as incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, as amended (the "Code"), to employees and (ii) options not intended to so qualify to employees, officers, consultants and directors. The total number of shares of common stock for which options may be granted under the Plan is 450,000.

The exercise price of all stock options granted under the Plan is determined by the SOC at the time of grant. The maximum term of each option granted under the Plan is 10 years from the date of grant. Options generally vest ratably over a four year period.

                              PROMOTIONS.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

7. STOCK OPTION PLAN -- (CONTINUED):

As of December 31, 2000 and 1999, no shares were available for future grants under the Plan.

1999 Equity Compensation Plan

In June 1999, the Company's Board of Directors and stockholders adopted the Company's Equity Compensation Plan (the "1999 Plan"). The 1999 Plan provides for the granting, at the discretion of a committee of the board of: (i) options that are intended to qualify as incentive stock options, within the meaning of
Section 422 of the Code, to employees and (ii) options not intended to so qualify to employees, officers, consultants and directors. Amended in June 2000, the total number of shares of common stock for which options may be granted under the Plan is 3,250,000. The exercise price of all stock options granted under the 1999 Plan is determined by the committee of the board at the time of the grant. The maximum term of each option granted under the 1999 Plan is 10 years from the date of grant. Options generally vest ratably over a four year period.

As of December 31, 2000 and 1999, an aggregate of 482,330 and 424,710 were available for future grants under the plan.

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock--Issued to Employees" ("APB 25") and related interpretations in accounting for its stock option issuances. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", whereby compensation expense is recognized ratably over the vesting period. Had compensation cost for the Company's stock options issued at the fair value of the Company's stock been determined based on the fair value of the stock options at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below:

                                                                               DECEMBER 31,
                                                                               ------------
                                                               2000                1999             1998
                                                               ----                ----             ----
Net loss attributable to common stockholders
   As reported .......................................   $   24,382,424    $   27,083,416    $   1,414,043
   Pro Forma .........................................   $   27,274,136    $   32,736,442    $   1,426,552

Net loss per share attributable to common stockholders
    As reported--basic and diluted ...................   $        (1.71)   $        (3.61)   $       (0.27)
    Pro forma--basic and diluted .....................   $        (1.91)   $        (4.36)   $       (0.28)

The fair value of each option granted in 2000 and 1999 after the initial public offering was estimated using the Black-Scholes option-pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends, and the risk free interest rate for the expected term of the option.

The fair value of each option granted in 1999 prior to the initial public offering and in 1998 was estimated using the minimum value method of the Black-Scholes option pricing model which assumes no volatility. The values were obtained using assumptions which were derived using information supplied by the Company. Changes in the information would affect the assumptions and the option prices derived from those assumptions. The weighted average assumptions used for grants made in 2000, 1999 and 1998 were as follows:

                                      2000    1999     1998
                                      ----    ----     ----

Risk free interest rate ..........   5.16     6.7     5.69
Expected option life (years) .....      7       7        7
Expected future dividend yield ...    0.0%    0.0%     0.0%
Expected volatility ..............    184%     59%     0.0%

                              PROMOTIONS.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

7. STOCK OPTION PLAN -- (CONTINUED):

In 2000, the Company issued options to non-employee consultants to purchase up to 7,000 shares of the Company's common stock which vest ratably over 4 years. In 1999, the Company issued options to non-employee consultants to purchase up to 69,972 shares of the Company's common stock, which vested on the date of grant. In December 1997, the Company issued options to non-employee consultants to purchase up to 27,028 shares of the Company's common stock, which vest ratably over two years. The Company has recorded the value of the services being received based on the fair value of the options provided or the services received which ever is more reliably measured. The fair value of these options has been estimated using the Black-Scholes pricing model and has been recorded as deferred compensation and is being amortized as service expense over the vesting period. Final measurement will occur on the vesting date.

The following table summarizes the activity in options under both plans:

                                                        WEIGHTED
                                                      AVERAGE FAIR
                                    OPTIONS /    VALUE/EXCERISE PRICE PER
                                     SHARES         OPTION/PER SHARE
                                    ---------    ------------------------

Outstanding, January 1, 1997 .           --                   --
Granted ......................       66,228            $    1.16
Outstanding, December 31, 1997       66,228            $    1.16
Granted ......................       73,081            $    3.02
Forfeited ....................      (25,300)           $    2.82
Outstanding, December 31, 1998      114,009            $    1.98
Granted ......................    1,974,059            $    9.97
Granted ......................    1,974,059            $    9.97
Forfeited ....................      (62,778)           $   10.48
Outstanding, December 31, 1999    2,025,290            $    9.57
Granted ......................    2,429,300            $    3.99
Exercised ....................      (26,325)           $    1.21
Forfeited ....................   (1,210,595)           $    9.38
Outstanding, December 31, 2000    3,217,670            $    5.45

As of December 31, 2000, 1999 and 1998, 922,852, 234,114 and 23,566 options were exercisable with a weighted average per share fair value/exercise price of $6.85, $7.45 and $1.19.

At December 31, 2000, 1999 and 1998, the weighted average remaining contractual life of the options outstanding was approximately 9.22 years, 9.51 years and
9.47 years, respectively.

8. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution plan for its employees which was effective January 1, 1998. Under the 401(K) Savings Plan (the "Plan"), employees are allowed to contribute up to 15% of their salary to the Plan, as defined. The Company makes voluntary contributions to the Plan matching 50% of the first 6% of employee contributions, which vest over a period of 4 years at 25% per year starting in the second year of service. The total Company contributions in 2000, 1999 and 1998 were $128,978, $44,808 and $24,556, respectively.

In June 2000, the Company adopted an employee stock purchase plan effective July 1, 2000. A total of 1,000,000 shares is reserved for issuance under the plan. There were 77,008 shares issued under the plan during the year ended December 31, 2000.

                              PROMOTIONS.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

9. COMMITMENTS

The Company leases office space in New York and California under non-cancelable operating leases expiring at various dates through 2015. In January 2000, the Company entered into an agreement to lease approximately 36,000 square feet of office space in New York City. In lieu of a cash security deposit, the Company delivered to the landlord an irrevocable, unconditional and transferable letter of credit in the amount of $1,600,000. The following is a schedule of future minimum lease payments under non-cancelable operating leases as of December 31, 2000:

YEAR ENDING
DECEMBER 31
- -----------

2001 ........................................................$ 1,448,298
2002 ........................................................  1,328,571
2003 ........................................................  1,311,558
2004 ........................................................  1,314,448
2005 ........................................................  1,271,359
Thereafter .................................................. 13,641,894
                                                             -----------
Total .......................................................$20,316,127
                                                             ===========

Rent expense was $1,321,447, $388,267 and $90,693 for the periods ended December 31, 2000, 1999 and 1998, respectively.

LEASE AGREEMENT

In March 1999, the Company entered into a secured financing agreement with a leasing company for the leasing of equipment in an amount up to $1 million. The lease has a one-year availability period and a term of 36 months, with interest and principal payable monthly. In April of 2000, the line was increased to $2 million and the availability period was extended for an additional year. At December 31, 2000 and 1999, the Company had $2.2 million and $840,000 of equipment under the lease. These items have been accounted for as a capital lease. The future minimum lease payments due under capital leases, together with the present value of such payments is $1,932,354 less $213,341 of interest at December 31, 2000.

10. CONVERTIBLE NOTES AND EQUIPMENT LOAN--RELATED PARTY

In September 1997, the Company entered into a promissory note agreement with a former holder of Class A preferred stock (the "holder'). Under the agreement, the Company received $150,000 during 1997 and an additional $350,000 during 1998. At the time of issuance, the note was equal to the fair value of shares received upon conversion. This note, and the interest related thereto, was converted into 715,008 shares of common stock at $.73 per share in September 1998.

In December 1997, the Company entered into a promissory note agreement with the holder. Under this agreement, the Company received $200,000 during 1998. The terms of the agreement call for 36 equal monthly payments of principal and accrued interest. At December 31 2000, minimum future payments due under notes payable were $29,703.

In July 1998, the Company entered into an agreement with the holder under which the holder agreed to purchase at a future date 50,000 shares of Class A preferred stock. During the course of 1998, and in January 1999, the holder advanced the Company $1,270,000 and $120,000, respectively, at an interest rate of prime plus 3%. At the time of issuance, the face amount of the note was equal to the fair value of shares to be received upon conversion. On January 20, 1999, the outstanding principal balance of $1,390,000 plus interest was converted into the agreed upon 50,000 Class A preferred stock and the Company received additional cash of $3,575,000 for the remaining Class A preferred stock. See
Note 11, below.

                              PROMOTIONS.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

11. CAPITAL STOCK

At December 31, 2000, the authorized capital stock of the Company consisted of 50,000,000 shares of common stock, $.01 par value per share. The Board of Directors (the "Board") of the Company has the authority to issue preferred stock in classes with rights and privileges determined by the Board. Upon formation of the Company, 3,999,576 shares of $.01 par value common stock were issued to the founders.

In June 1999, the Company's board of directors and stockholders amended the Company's Certificate of Incorporation to create the class B, $.01 par value and authorized 6,700,000 shares of the Class B preferred stock. The previously existing Class B preferred stock became the Class C preferred stock, no par value. Additionally, the number of authorized shares of common stock was increased to 50,000,000 shares.

PREFERRED STOCK

In January 1999, the Company issued 50,000 shares of the class A preferred stock through a private placement, in consideration for net proceeds of approximately $5,000,000, inclusive of the conversion of $1,390,000 of advances plus interest. The holders of the class A preferred stock were entitled to receive cumulative or noncumulative dividends when and if declared by the Board. The preferred shares were redeemable at the option of the holders at any time after August 1, 2003 for $100 per share (par value), plus accrued and unpaid dividends at the redemption date.

PRIVATE PLACEMENT

In June 1999, the Company completed a private placement and issued 6,666,668 shares of class B preferred stock, in consideration for net proceeds of $40,000,000. Subsequently, the Company repurchased all 50,000 shares of class A and 1,714,608 shares of common stock for $24,000,000. The repurchased class A was cancelled.

In accordance with EITF D-42 "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock," the excess of the consideration paid to the holders of the class A in the redemption of the 50,000 shares over the carrying amount of class A represents a deemed dividend or return to the holders of the class A of $8,712,352.

Each share of the class B preferred stock was convertible into one share of common stock and automatically converted, on terms as defined, at this one for one ratio upon completion of the Company's IPO.

As the Class B preferred stock was only convertible upon closing of the Company's IPO, which was outside the control of the holder, in accordance with EITF D-60 "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature," the Company looked to the commitment date as the measurement date in determining whether the issuance of the Class B included a beneficial conversion feature. It was determined that as the issuance price equaled the common stock fair value on that date, no beneficial conversion feature existed.

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

In 2000, the Company issued to Leasing Technologies International, Inc. warrants to purchase 13,345 shares of the Company's common stock, for a $1 million increase in the Company's equipment lease. The Company has recorded the value of the services being received by valuing the warrants using the Black-Scholes pricing model and such cost is being expensed over the vesting period. Final measurement will occur on the vesting date. As the warrants vested upon issuance, all of the expense was recognized in the year ended December 31, 2000.

                              PROMOTIONS.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

12. INCOME TAXES

There is no current provision for corporate income taxes as the Company generated a net operating loss for tax purposes.

The difference between the provision for income taxes computed at the statutory rate and the reported amount of tax expense attributable to income before income taxes for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                                      December 31,
                                                                      ------------
                                                           2000          1999            1998
                                                           ----          ----            ----
Tax benefit at statutory rates ....................   $  (494,915)   $(6,429,872)   $  (494,915)
State and local income taxes, net of federal income
   tax benefit ....................................      (155,545)    (2,020,817)      (155,545)
Other net .........................................        11,113        (25,799)        11,113
Valuation allowance adjustment ....................       639,347      8,476,488        639,347
                                                      -----------    -----------    -----------
                                                      $       --     $        --    $        --
                                                      ===========    ===========    ===========

The components of the net deferred tax asset as of December 31, 2000, 1999 and 1998 consist of the following:

                                                        December 31,
                                                        ------------
                                             2000           1999           1998
                                             ----           ----           ----
Deferred tax assets:
   Operating loss carryforward .......   $19,055,879   $ 9,207,795   $   757,574
   Allowance for doubtful accounts ...       345,735       264,439        57,500
   Accrued expenses ..................     1,018,497            --        33,120
   Other .............................        87,130        15,717         3,450
                                         -----------   -----------   -----------

     Total deferred tax assets .......    20,507,241     9,487,951       851,644

Deferred tax liabilities:
Capitalized software costs ...........        24,315        54,214            --
Depreciation and amortization ........        68,069       119,759        14,155
                                         -----------   -----------   -----------

     Total deferred tax liabilities           92,383       173,973        14,155
                                         -----------   -----------   -----------

Net deferred tax asset ...............    20,414,857     9,313,977       837,489
Less: valuation allowance ............    20,414,857     9,313,977       837,489
                                         -----------   -----------   -----------
Deferred tax asset ...................   $        --   $        --   $        --
                                         ===========   ===========   ===========

The net deferred tax asset has been fully reserved due to the uncertainty of the Company's ability to realize this asset in the future.

As of December 31, 2000, the Company had available for federal income tax purposes net operating loss carryforwards of approximately $41.4 million, which expire in the years 2013 through 2020.

                              PROMOTIONS.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

13. REORGANIZATION CHARGE

In the fourth quarter of 2000 Management took certain actions to reduce employee headcount in order to better align its sales, development and administrative organization and to position the Company for profitable growth in the future consistent with management's long term objectives. This involved the termination of employees, closing two offices, consolidating business units and scaling down international expansion plans. As a result, the company recorded an approximately $1 million charge to operations during the fourth quarter of 2000 related to payments for severance as well as the costs of outplacement services and the provision of continued benefits to terminated personnel, as well as the cost incurred in closing offices. As of December 31, 2000 approximately $442,000 of the $1 million charge remains unpaid and is included in accrued expenses. The Company expects to pay the remainder of these costs in 2001.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain unaudited quarterly statement of operations data for the eight quarters ended December 31, 2000. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited financial statements appearing elsewhere in this report, and all necessary adjustments, consisting of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations. The quarterly data should be read in conjunction with our audited financial statements. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                                       Quarter
                              -------------------------------------------------------
                                 First         Second         Third          Fourth      Total Year
                                 -----         ------         -----          ------      ----------
2000
- ----
Total revenue                  6,060,092      8,856,293      6,707,954      5,009,259     26,633,598
Loss from operations          (6,401,477)    (6,176,270)    (6,042,023)    (7,165,912)   (25,785,682)
Net loss attributable                                                                             --
to common stockholders        (5,994,853)    (5,781,745)    (5,717,080)    (6,888,746)   (24,382,424)
                             ------------------------------------------------------------------------
Basic and diluted net loss
per share attributable to
common stockholders          $     (0.42)   $     (0.41)   $     (0.40)   $     (0.48)   $     (1.71)
                             ------------------------------------------------------------------------

1999
- ----

Total revenue                  1,318,628      1,735,835      3,049,057      4,352,678     10,456,198
Loss from operations            (898,370)     3,546,321      6,121,763      8,456,112     17,225,826
Net loss attributable
to common stockholders          (884,288)   (12,220,822)    (5,993,146)    (7,985,160)   (27,083,416)
                             ------------------------------------------------------------------------
Basic and diluted net loss
per share attributable to
common stockholders          $     (0.15)   $     (2.26)   $     (1.31)   $     (0.56)   $     (3.61)
                             ------------------------------------------------------------------------

15. SUBSEQUENT EVENTS

Promotions.com launched Chakkalina.com, the Japanese equivalent to Webstakes.com, in June 2000. In March 2001, ITX Corporation licensed Promotions.com's iDialog direct marketing technology and acquired our Japanese assets for $1.3 million in cash. As part of the licensing agreement, ITX Corporation will use Promotions.com's iDialog platform to run the Japanese sweepstakes portal, Chakkalina.com.

On March 30, 2001, the Company announced to its employees an additional reduction in workforce of approximately 22%, in connection with our strategy to reduce costs and obtain profitability. The Company anticipates taking a one time change of approximately $110,000 in the first quarter of 2001.

                              PROMOTIONS.COM, INC.

ITEM 9. Changes in and Disagreements with Accountants and Accounting Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference from the information in our proxy statement for the 2001 Annual Meeting of Stockholders which we presently intend to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 11. Executive Compensation

Incorporated by reference from the information in our proxy statement for the 2001 Annual Meeting of Stockholders which we presently intend to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the information in our proxy statement for the 2001 Annual Meeting of Stockholders which we presently intend to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from the information in our proxy statement for the 2001 Annual Meeting of Stockholders which we presently intend to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on form 8-K

(a) The following documents are filed as part of this report:

      (1) Financial Statements: See Index to Financial Statements at Item 8 on page 24 of this report.

      (2)   Financial Statement Schedule: See Index to Financial Statements at
            Item 8 on page 24 of this report.

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

Exhibit
Number       Description
- ------       -----------
3.1(1)       - Certificate of Incorporation
3.2(1)       - Certificate of Amendment to the Certificate of Incorporation, dated February 23, 1999
3.3(1)       - Certificate of Amendment to the Certificate of Incorporation dated January 17, 1999
3.4(1)       - Certificate of Amendment to the Certificate of Incorporation, dated June 11, 1999
3.5(1)       - Amended and Restated Bylaws
3.6(3)       - Amended and Restated Bylaws dated September 29, 1999
3.7(4)       - Certificate of Ownership and Merger dated January 26, 2000
10.1(1)(2)   - Netstakes, Inc. Stock Option Plan
10.2.1(2)*   - Amended 1999 Equity Compensation Plan
10.3(1)      - Master Lease Agreement No.L6731 with Leasing Technologies International, Inc. dated November
               19, 1999
10.4(1)      - Master Service Agreement between Registrant and Frontier Global Center dated February 8, 1999
10.5(1)(2)   - Letter Agreement between Registrant and Steven H. Krein, dated June 11, 1999
10.6(1)(2)   - Letter Agreement between Registrant and Daniel Feldman, dated June 11, 1999
10.7(1)      - Stock Purchase Agreement dated June 11, 1999
10.8(4)      - Master Lease Agreement between Registrant and 450 Westside Partners, LLC dated January 12, 2000
10.9(6)      - Warrant Agreement between Registrant and Leasing Technologies International Dated June 29, 2000
10.10(5)     - Employee Stock Purchase Plan
11.1*        - Statement regarding computation of per share earnings
23.1*        - Consent of PricewaterhouseCoopers LLP.
99.1*        - Valuation and Qualifying Accounts.

*  Filed herewith.

(1) Filed as an exhibit to the Registrants Registration Statement on Form S-1 (Registration No. 333-80593) filed with the Commission on June 14, 1999, amended and incorporated herein by reference.

(2)   Compensatory plans and arrangements for executives and others.

(3) Filed as an exhibit on Form 10-Q filed on November 15, 1999 and incorporated herein by reference.

(4) Filed as an exhibit on Form 10-K filed on March 30, 2000 and incorporated herein by reference.

(5) Filed as an appendix on Form DEFR 14A filed on May 11, 2000 and incorporated herein by reference.

(6) Filed as an exhibit on From 10Q filed on August 14, 2000 and incorporated herein by reference.

(b)   Reports on form 8-K

      Promotions.com, filed one report on form 8-K, on November 28, 2000, during the three months ended December 31, 2000, announcing that on November 24, 2000 Lawrence M. Quartaro was appointed the Acting Chief Financial Officer and the resignation of Thomas Brophy as the Chief Financial Officer.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 2, 2001                    Promotions.com, Inc.


                                         By /s/ Steven H. Krein
                                            ------------------------------------
                                            Steven H. Krein
                                            Chairman of the Board and
                                            Chief Executive Officer

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 2nd day of April, 2001.

   /s/ Steven H. Krein
   ------------------------------------
   Steven H. Krein                                Chairman of the Board and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

   /s/ Daniel J. Feldman
   ------------------------------------
   Daniel J. Feldman                              President and Director

   /s/ Lawrence M. Quartaro
   ------------------------------------
   Lawrence M. Quartaro                           Chief Financial Officer
                                                  (Principal Financial &
                                                  Accounting Officer)

   /s/ Dirk A. Hall
   ------------------------------------
   Dirk A. Hall                                   Director

   /s/ Kristopher A. Wood
   ------------------------------------
   Kristopher A. Wood                             Director

   /s/ Arnold Greenberg
   ------------------------------------
   Arnold Greenberg                               Director