Form 10-Q
period 2001-03-31
PROMOTIONS COM INC
filed 2001-05-15
CIK 1088024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
            EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

      As of May 1, 2001, there were 14,437,845 shares of the registrant's common stock outstanding.

                              PROMOTIONS.COM, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                              PAGE
                                                                            ----
Item 1.  Financial Statements

         Condensed Balance Sheets as of March 31, 2001 (unaudited)
         and December 31, 2000...........................................     3

         Condensed Statements of Operations for the three months
         ended March 31, 2001 and 2000 (unaudited).......................     4

         Condensed Statements of Cash Flows for the three
         months ended March 31, 2001 and 2000 (unaudited)................     5

         Notes to Financial Statements...................................     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................     7

Item 3.  Qualitative and Quantitative Disclosures About Market Risk......    11

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................    11

Item 2.  Changes in Securities and Use of Proceeds.......................    11

Item 3.  Defaults Upon Senior Securities.................................    11

Item 4.  Submission of Matters to a Vote of Security Holders.............    11

Item 5.  Other Information...............................................    11

Item 6.  Exhibits and Reports on Form 8-K................................    11

         SIGNATURES......................................................    13

Part 1.
Item 1. FINANCIAL STATEMENTS

                              PROMOTIONS.COM, INC.
                            CONDENSED BALANCE SHEETS

                                                                                   MARCH 31,        DECEMBER 31,
                                                                                     2001               2000
                                                                                     ----               ----
                                                                                  (UNAUDITED)
                                     ASSETS

Current assets:
  Cash and cash equivalents ...............................................      $ 15,257,151       $ 16,094,308
  Accounts receivable, net ................................................         2,023,192          3,641,869
  Prepaid expenses and other current assets ...............................         2,190,039          4,609,485
                                                                                 ------------       ------------
    Total current assets ..................................................        19,470,382         24,345,662
                                                                                 ------------       ------------
Fixed assets, net .........................................................         7,454,029          7,497,555
Restricted cash ...........................................................         1,600,000          1,600,000
Other assets ..............................................................           189,731            191,916
                                                                                 ------------       ------------
    Total assets ..........................................................      $ 28,714,142       $ 33,635,133
                                                                                 ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................................      $  3,953,323       $  3,820,472
  Accrued liabilities .....................................................         2,602,267          3,123,617
  Deferred revenues .......................................................         1,672,494          1,333,751
  Capital lease obligations ...............................................           774,696            790,645
  Notes payable-related party .............................................            29,703             29,703
                                                                                 ------------       ------------
    Total current liabilities .............................................         9,032,483          9,098,188
                                                                                 ------------       ------------
  Capital lease obligation, net of current portion ........................           766,767            928,368
  Other liabilities .......................................................             6,853              9,675
                                                                                 ------------       ------------
    Total liabilities .....................................................         9,806,103         10,036,231
                                                                                 ------------       ------------

Stockholders' equity:
  Common stock-par value $.01, 50,000,000 shares authorized, 14,241,244 and
    14,437,845 and 14,344,577 shares issued and outstanding at
    March 31, 2001(unaudited), and December 31, 2000, respectively ........           144,378            143,445
  Additional paid-in capital ..............................................        68,093,078         68,073,155
  Accumulated deficit .....................................................       (49,327,869)       (44,615,465)
  Deferred compensation ...................................................            (1,548)            (2,233)
                                                                                 ------------       ------------
    Total stockholders' equity ............................................        18,908,039         23,598,902
                                                                                 ------------       ------------
      Total liabilities and stockholders' equity ..........................      $ 28,714,142       $ 33,635,133
                                                                                 ============       ============

The accompanying notes are an integral part of these condensed financial statements.

                              PROMOTIONS.COM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                                ---------
                                                                                         2001               2000
                                                                                         ----               ----
Revenues ......................................................................      $  4,675,001       $  6,060,092
Operating expenses:
  Product development .........................................................         1,622,341          1,057,320
  Sales and marketing (inclusive of non-cash Matchlogic
    And Excite expense of $2,217,535 and $2,101,139) ..........................         5,501,076          8,727,560
  General and administrative ..................................................         2,490,201          2,676,689
                                                                                     ------------       ------------
    Total operating expenses ..................................................         9,613,618         12,461,569
                                                                                     ------------       ------------
  Loss from operations ........................................................        (4,938,617)        (6,401,477)
Interest income, net ..........................................................           226,209            406,624
                                                                                     ------------       ------------
Net loss attributable to common
  stockholders ................................................................      $ (4,712,408)      $ (5,994,853)
                                                                                     ============       ============
Basic and diluted net loss per share
  attributable to common
  stockholders ................................................................      $      (0.33)      $      (0.42)
                                                                                     ============       ============
Weighted average shares of common stock used in computing basic and diluted net loss per share attributable to common
  stockholders ................................................................        14,416,493         14,241,244
                                                                                     ============       ============

The accompanying notes are an integral part of these condensed financial statements.

                                 PROMOTIONS.COM
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                               ---------
                                                                                        2001               2000
                                                                                        ----               ----
Cash flows from operating activities:
  Net loss ...................................................................      $ (4,712,408)      $ (5,994,853)
  Adjustments to reconcile net loss to net cash
    Provided by (used) in operating activities:
      Depreciation and amortization of fixed assets and patents ..............           798,931            361,377
      Amortization of deferred compensation expense ..........................               139             27,721
      Bad debt expense .......................................................           185,921            292,696
    Changes in operating assets and liabilities:
      Accounts receivable ....................................................         1,432,756         (2,398,284)
      Prepaid expenses and other current assets ..............................         2,419,446             70,521
      Other assets ...........................................................             2,185          1,802,296
      Accounts payable .......................................................           132,851          1,402,617
      Accrued liabilities ....................................................          (521,350)           122,993
      Other liabilities ......................................................            (2,822)            (1,947)
      Deferred revenue .......................................................           338,743            140,265
                                                                                    ------------       ------------
Net cash provided by (used) in operating actives .............................            74,392         (4,174,598)
                                                                                    ------------       ------------
Cash flows from investing activity:
  Payment of security deposit ................................................                --         (1,600,000)
  Purchase of fixed assets ...................................................          (755,405)        (1,230,700)
                                                                                    ------------       ------------
Net cash used in investing activity ..........................................          (755,405)        (2,830,700)
                                                                                    ------------       ------------
Cash flows from financing activities:
  Principal payments on notes payable-related party ..........................                --            (16,666)
  Principal payments on capital lease obligations ............................          (177,550)           (66,387)
  Exercise of employee stock options .........................................            21,406                 --
                                                                                    ------------       ------------
Net cash used by financing activities ........................................          (156,144)           (83,053)
                                                                                    ------------       ------------
Net decrease in cash for the period ..........................................          (837,157)        (7,088,351)
Cash and cash equivalents, beginning of period ...............................        16,094,308         34,647,630
                                                                                    ------------       ------------
Cash and cash equivalents, end of period .....................................      $ 15,257,151       $ 27,559,279
                                                                                    ============       ============
Cash paid during the period for interest .....................................      $     45,568       $     17,840
                                                                                    ============       ============
Supplemental disclosure of non-cash investing ,financing and other activities:
Barter transactions ..........................................................      $    885,000       $    629,011

The accompanying notes are an integral part of these condensed financial statements.

                              PROMOTIONS.COM, INC.
            NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Promotions.com, Inc. (the "Company"), was incorporated and commenced operations in the state of New York on January 8, 1996 as Webstakes, Inc. and was reincorporated in the State of Delaware on June 5, 1996 as Netstakes, Inc. On June 11, 1999, the Company changed its name to Webstakes.com, Inc. On January 27, 2000, the Company changed its name to Promotions.com, Inc. Promotions.com, Inc. is an Internet promotion solutions company. Combining technology, data and promotions expertise, the Company provides promotion solutions to help companies achieve their overall marketing and business objectives. The Company generates revenues through WEBSTAKES.COM, a web site dedicated to Internet sweepstakes and promotions and PROMOTIONS.COM, a full service integrated Internet promotion services group.

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

Management believes that the Company's current cash resources coupled with recent cost reductions will be sufficient to fund the Company's planned expenditures through December 31, 2001. However, there can be no assurances that the Company will achieve its planned results. If anticipated results are not achieved, management has the intent and believes it has the ability to delay or further reduce its expenditures so as to not require additional financial resources if such resources are not available on terms acceptable to the Company.

2. INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the results of the interim periods presented in this filing have been made. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001 or for any other future interim periods.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

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

As the Company reported net losses at March 31, 2001 and 2000, all 3,092,728 and 2,494,711 of the options and warrants outstanding at March 31, 2001 and 2000, respectively, were antidilutive and therefore, there were no reconciling items between basic and diluted loss per share for the three months then ended.

4. SOFTWARE LICENSING AGREEMENT

Promotions.com launched Chakkalina.com, the Japanese equivalent to Webstakes.com, in June 2000. In March 2001, ITX Corporation licensed Promotions.com's iDialog direct marketing technology for $1.3 million in cash. As part of the licensing agreement, ITX Corporation will use Promotions.com's iDialog platform to run the Japanese sweepstakes portal, Chakkalina.com. The Company recorded the $1.3 million as deferred revenue at March 31, 2001. Payments totaling $800,000 were received from ITX Corporation during the three months ended March 31, 2001. We also have $500,000 recorded as accounts receivable related to this agreement at March 31, 2001.

                              PROMOTIONS.COM, INC.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Promotions.com, Inc. contains forward-looking statements relating to the future events and the future performance of Promotions.com within the meaning of section 21E of the Securities Exchange Act of 1934, as amended. Words such as "may", "should", "anticipate", "believe", "plan" "estimate", "expect" and "intend", and other similar expressions are intended to identify forward-looking statements. These include, for example, statements regarding barter, future revenues, general and administrative expenses, product development expenses and sales and marketing expenses. Stockholders are cautioned that such statements involve risks and uncertainties. Promotions.com, Inc. actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under " Risk Factors" in Promotions.com, Inc. 10-K and elsewhere in this report and in Promotions.com, Inc.'s. other public filings on file with the Securities & Exchange Commission. All forward-looking statements included in this document are based on information available to the Company as of the date of this document, and Promotions.com, Inc. assumes no obligation to update these cautionary statements or any forward-looking statements.

OVERVIEW

During the first quarter, revenue was generated primarily by on-line promotion and email direct marketing services. Principally all of the Company's historical revenues have been derived from the sale of on-line promotion and email direct marketing services. We expect to derive substantially all of our revenues from the sale of on-line promotion and email direct marketing services for the foreseeable future.

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

Revenues include barter transactions in which we exchange promotion or direct marketing services for advertising and prizes. Revenues from these barter transactions are recorded as promotion revenues at the lower of the estimated fair value of the goods or services received or delivered and are recognized when we deliver the promotion services. Advertising expenses related to barter are recognized when our advertisements are run on the reciprocal web site, which is typically in the same period as the corresponding barter revenues are recognized. Prize expenses related to barter are recognized when prizes are awarded.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Revenues. Revenues primarily result from the sale of on-line promotion and email direct marketing services. Revenues were approximately $4.7 million and $6.1 million for the three months ended March 31, 2001 and 2000. We recorded barter revenues of approximately $885,000 and $629,000 for the three months ended March 31, 2001 and 2000. At March 31, 2001 and 2000 barter revenues were 19% and 10% of our total revenues. Barter transactions allow the Company to acquire members and increase the size of our database without having to spend capital. We currently spend approximately $600,000 per quarter to acquire members. The period- period increase in barter is directly related to our efforts to increase barter transactions as a percentage of revenue. As part of our efforts to streamline cost and preserve our cash we utilize some of our unsold inventory in barter transactions. We would like our barter transactions to be approximately 15%-25% of our revenue in the future. We expect this will have no impact on our cash revenue as we only intend to use unsold inventory in barter transactions.

The period-to-period decrease in revenues was primarily attributable to the cancellation of certain long-term contracts, customers making smaller purchases and continued pricing pressure on internet advertising rates from the WEBSTAKES.COM division of the Company. The Company has been adversely affected by the decline in marketing related expenses associated with its business to consumer dot-com customers. In conjunction with this slowdown, the Company is experiencing increasing competition which is resulting in a decrease in rate cards and has shifted our pricing model, from a "cost-per-click" and "cost-per-thousand" to a "cost-per-action" pricing model. In the past the Company had a cost-per-click and cost-per-thousand pricing model where we were only required to deliver a visitor to our customer's web site or to show a customer's advertisement on a determined amount of our web pages in order for us to earn revenue. A cost-per-action pricing model requires the Company to not only deliver the aforementioned, but also our members must perform a specific action once on the site such as purchasing a product or registering as a member of the site in order for us to earn revenue. In the fourth quarter of 2000 and continuing into the first quarter 2001, we began to experience a number of customers requesting this type of pricing model since it is perceived to have a higher return on marketing investment. There has been tremendous volatility in the online media market. Market prices for Web-based promotional services have decreased due to competitive and market factors. There can be no assurances that customers will continue to purchase promotional services, that customers will not continue to make smaller and shorter term purchases, or that market prices for Web-based promotional services will not continue to decrease due to competitive or other market factors.

Promotions.com launched Chakkalina.com, the Japanese equivalent to Webstakes.com, in June 2000. In March 2001, ITX Corporation licensed Promotions.com's iDialog direct marketing technology for $1.3 million in cash. As part of the licensing agreement, ITX Corporation will use Promotions.com's iDialog platform to run the Japanese sweepstakes portal, Chakkalina.com. The Company recorded the $1.3 million as deferred revenue at March 31, 2001. Payments totaling $800,000 were received from ITX Corporation during the three months ended March 31, 2001. We also have $500,000 recorded as accounts receivable related to this agreement at March 31, 2001.

Product Development Expenses. Product development expenses include the personnel costs associated with the design and development of WEBSTAKES.COM and PROMOTIONS.COM, our promotions infrastructure and technology, as well as software licensing costs. Product development expenses were approximately $1.6 million or 34% and $1.1 million or 18% of total revenues for the three months ended March 31, 2001 and 2000. The period-to-period increase reflects the difference in the Company's business operations for the three months ended March 31 2001 compared to the three months ended March 31, 2000. The three months ended March 31, 2001 included expenses related to the enhanced features for WEBSTAKES.COM, PROMOTIONS.COM and the Japanese web site, while none of these expenses were incurred during first quarter 2000. In light of the recent reorganization, we do not plan to introduce as many new products or features during 2001 and we have put our international expenditures on hold, which included selling our Japanese operations. We also reduced the number of engineers at the end of the first quarter of 2001. We therefore expect these expenses to continue to decrease in future quarters, however if revenue continues to decline such expenses may raise as a percentage of revenue.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of advertising costs, salaries and commissions of sales and marketing personnel, costs of trade shows, conventions and marketing materials and other marketing expenses. Sales and marketing expenses were approximately $5.5 million or 117% of total revenues and $6.6 million or 108% of total revenues for the three months ended March 31, 2001 and 2000. The period-to-period decrease in absolute dollars reflects the reorganization plan the Company put into place in the fourth quarter of 2000. The period-to-period increase as a percentage of revenue is due to the decline in revenue during the period. While we decreased expenses, revenue also decreased but at a greater percentage then we were able to decrease expenses. During the fourth quarter reorganization we reduced the number of sales and marketing employees, cut our marketing expenditures, eliminated certain consultants, reduced the number of trade shows and conventions we attend and decreased the purchasing of marketing collateral. In addition we had a further reduction in staff at March 30, 2001. We therefore expect, in the near future, these expenses to decrease, in absolute dollars, as we continue our efforts to streamline costs, however if revenue continues to decline such expenses may raise as a percentage of revenue.

General and Administrative Expenses. General and administrative expenses consist primarily of services and related costs of general corporate functions, including finance, accounting and facilities costs. General and administrative expenses were approximately $2.5 million or 53% of total revenues and $2.7 million or 44% of total revenues for the three months ended March 31, 2001 and 2000. The absolute dollar decrease in general and administrative expenses reflects the reorganization plan the Company put into place in the fourth quarter of 2000. The period-to-period increase as a percentage of revenue is due to the decline in revenue during the period. While we decreased expenses, revenue also decreased but at a greater percentage then we were able to decrease expenses. During the fourth reorganization we reduced the number of general and administrative employees, we closed certain offices and consolidated other offices, and negotiated better terms with certain vendors. We therefore expect, in the near future, these expenses to decrease as we continue our efforts to streamline costs, however if revenue continues to decline such expenses may raise as a percentage of revenue.

Interest Income (Expense), Net. Interest income, net of expense, consists primarily of interest earned on our cash balance and the interest expense on our outstanding debt. We recognized net interest income of approximately $226,000 and $407,000 for the three months ended March 31, 2001 and 2000. The decrease was primarily attributable to a decrease in the average cash balance invested, principally due to continued losses from operations. Interest income in future periods is likely to go down as a result of a reduction in average cash balances invested and maintained by the Company and changes in the prevailing interest rate of its investments.

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

Net cash provided by operating activities was approximately $74,000 for the three months ended March 31, 2001 compared to net cash used in operating activities of approximately $4.2 million for the three months ended March 31, 2000. The decrease in cash used in operations was primarily due to a decrease in prepaid expenses and other assets combined with decreases in accounts receivable and net loss offset by a decrease in accounts payable. The decrease in prepaid expenses and other assets is directly related to the amortization of our prepaid assets with Matchlogic, Inc. and Excite.

Net cash used in investing activities was approximately $755,000 and $2.8 million for the three months ended March 31, 2001 and 2000. As of March 31, 2001, our principal capital commitments consisted of obligations outstanding under capital leases. We used $755,000 in investing activities for capital expenditures, primarily the acquisition of equipment and the build out of our new corporate office. In addition, we used $1.6 million in 2000 as a security deposit on our new corporate office. We estimate that our capital expenditures will be approximately $3.0 million for 2001. We currently expect that our principal capital expenditures through 2001 will relate to improvements to our technical infrastructure.

Net cash used by financing activities was approximately $156,000 and $83,000 for the three months ended March 31, 2001 and 2000. Net cash used in financing activities in 2001 was primarily attributable to principal payments on capital lease obligations off-set by the exercise of employee stock options. Net cash used in financing activities in 2000 was primarily attributable to principal payments on notes payable and capital lease obligations.

We have a financing agreement with a leasing Company for the leasing of equipment in an amount up to $1.0 million in operating and/or capital leases, collateralized by certain accounts receivable and the equipment purchased pursuant to the agreement. During 2000, the financing agreement was increased to $2.0 million in exchange for the Company issuing warrants to purchase 13,345 shares of the Company's common stock. As of March 31, 2001 we have approximately $1.5 million of equipment outstanding under the agreement. The leases have terms of up to three years and the interest rates under the leases range from 8 1/2% to 13%. We are required to make monthly payments of interest and principal under the leases.

We have a two-year sponsorship agreement with Excite under which Excite agreed to promote WEBSTAKES.COM through ad banner placements and links to WEBSTAKES.COM and its promotions on Excite.com, WebCrawler.com and Classified2000.com. We prepaid Excite $5.6 million in 1999 for this two year agreement. At Home Corporation, the parent company of Excite, is one of our principal stockholders. Each quarter we recognize approximately $683,000 of expense related to this agreement and we will continue to recognize such expenses through the second quarter of 2001.

We have a service agreement with MatchLogic, a wholly owned subsidiary of Excite, pursuant to which MatchLogic will provide ad serving and targeting, data processing, analysis, enhancement and other services to Promotions.com. The term of the agreement is two years. We prepaid MatchLogic $13.1 million, in 1999 for this two-year agreement. Each quarter we recognize approximately $1.5 million of expense related to this agreement and we will continue to recognize such expenses through the second quarter of 2001.

In June 1999, we redeemed all outstanding shares of class A mandatorily redeemable convertible preferred stock and 1,714,608 shares of common stock for an aggregate amount of $24.0 million. To finance the redemption and to provide working capital, we issued shares of new class B mandatorily redeemable convertible preferred stock to a group of investors, including among others, At Home Corporation, XL Ventures, a subsidiary of Vertis Holdings Inc., and Travelers, for an aggregate purchase price of $40.0 million. Upon completion of the initial public offering, the class B mandatorily redeemable convertible preferred stock automatically converted into 6,666,668 shares of common stock. The class A mandatorily redeemable convertible preferred stock and class B mandatorily redeemable convertible preferred stock are not to be available for reissue. The excess of the consideration paid to the holders of the class A mandatorily redeemable convertible preferred stock over the carrying amount of the class A mandatorily redeemable convertible preferred stock represents a deemed dividend or return to the holders of the class A mandatorily redeemable convertible preferred stock of $8.7 million.

In November 2000, we signed an agreement to license software to help improve our email service capabilities. The license agreement is for one year and requires twelve monthly payments of $47,500. Upon signing the agreement we prepaid the first three months of service.

Management believes that the Company's current cash resources coupled with recent cost reductions will be sufficient to fund the Company's planned expenditures for the next twelve months. Our future liquidity and capital requirements depend on numerous factors. For example, if we cannot attain profitability in the near future our continued losses from operations will affect future capital requirements, which could result in requiring us to obtain additional financing to fund operations. The Company believes it has the ability to delay or further reduce its expenditures so as to not require additional financial resources if such resources are not available on terms acceptable to the Company. However, there can be no assurances that the Company will achieve its intent. If that happens and adequate funds are not available on acceptable terms, we may be unable to fund our business, successfully promote our brand name, develop or enhance our services or respond to competitive pressures. There can be no assurances that any required additional financing will be available on terms favorable to us, or will be available at all. Any of these events could have a material adverse effect on our business, results of operations or financial condition. In addition, we are exploring certain strategic alternatives including a merger, sale or spin-off of certain assets and business units.

The Company recently received a delisting notice from the Nasdaq National Market for its inability to maintain a minimum bid price of $1.00 over the previous thirty consecutive trading days as required by the Marketplace Rule 4310(c)(8)(B). The Company appealed this decision and has requested a hearing before the Nasdaq Listing Qualifications Panel. The Company will continue to trade under the symbol PRMO on Nasdaq's National Market pending the outcome of these proceedings. In the event the Company's request for continued listing on the National Market is not granted, the Company will pursue other listing alternatives.

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

NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

NONE.

ITEM 5. OTHER INFORMATION

On May 7, 2001, Arnold Greenberg resigned as a member of the Company's board of directors for personal reasons. The Company is seeking a replacement director for Mr. Greenberg, accordingly the Company's Proxy materials for its 2001 Annual Meeting filed with the commission on April 30, 2001 will be revised prior to the mailing date to reflect this change.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) The following is a list of exhibits filed as part of this report on Form 10-Q. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous is indicated parenthetically except for those situations where the exhibit number was the same as set forth below.

Exhibit
Number            Description
-------           -----------

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

3.7(7)            - Certificate of Ownership and Merger dated January 26, 2000
10.1(1)(2)        - Netstakes, Inc. Stock Option Plan
10.2(1)(2)        - 1999 Equity Compensation Plan
10.3(1)           - Master Lease Agreement No.L6731 with Leasing Technologies
                    International, Inc. dated November 19, 1999
10.4(1)           - Master Service Agreement between Registrant and Frontier
                    Global Center dated February 8, 1999
10.5(1)(2)        - Letter Agreement between Registrant and Steven H. Krein, dated June 11, 1999
10.6(1)(2)        - Letter Agreement between Registrant and Daniel Feldman,
                    dated June 11, 1999
10.7(1)           - Stock Purchase Agreement dated June 11, 1999
10.8(4)           - Master Lease Agreement between Registrant and 450 Westside
                    Partners, LLC dated January 12, 2000
10.9(6)           - Warrant Agreement between Registrant and Leasing
                    Technologies International Dated June 29, 2000
10.10(5)          - Employee Stock Purchase Plan

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

(7) Filed as an exhibit on Form 10-K filed on April 2, 2001 and incorporated herein by reference.

(a)   Reports on form 8-K

NONE.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2001               Promotions.com, Inc.


                                 By: /s/ Lawrence M. Quartaro
                                     -------------------------------------------
                                     Lawrence M. Quartaro
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer Duly Authorized Officer)