Form 10-Q
period 2001-06-30
PROMOTIONS COM INC
filed 2001-08-14
CIK 1088024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                 EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                 EXCHANGE ACT OF 1934

        FOR THE TRANSACTION PERIOD FROM_____________TO_____________

                        COMMISSION FILE NUMBER: 000-27411

                              PROMOTIONS.COM, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                         13-3898912
--------                                         (I.R.S. Employer
(State or other jurisdiction                     Identification No.)
of incorporation or organization)

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

      As of August 1, 2001, there were 14,453,013 shares of the registrant's common stock outstanding.

                              PROMOTIONS.COM, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION                                             PAGE
                                                                            ----

Item 1.   Financial Statements

          Condensed Balance Sheets as of June 30, 2001 (unaudited)
          and December 31, 2000...........................................     3

          Condensed Statements of Operations for the six months
          ended June 30, 2001 and 2000 (unaudited)........................     4

          Condensed Statements of Cash Flows for the six
          months ended June 30, 2001 and 2000 (unaudited).................     5

          Notes to Financial Statements...................................     6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................     7

Item 3.   Qualitative and Quantitative Disclosures About Market Risk......    12

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...............................................    12

Item 2.   Changes in Securities and Use of Proceeds.......................    12

Item 3.   Defaults Upon Senior Securities.................................    12

Item 4.   Submission of Matters to a Vote of Security Holders.............    12

Item 5.   Other Information...............................................    12

Item 6.   Exhibits and Reports on Form 8-K................................    12

          SIGNATURES......................................................    12

Part 1.
Item 1.  FINANCIAL STATEMENTS

                              PROMOTIONS.COM, INC.
                            CONDENSED BALANCE SHEETS

                                                                                 JUNE 30,      DECEMBER 31,
                                                                                   2001           2000
                                                                                   ----           ----
                                                                               (UNAUDITED)
                                  ASSETS

Current assets:
  Cash and cash equivalents ...............................................   $ 14,009,989    $ 16,094,308
  Accounts receivable, net ................................................      1,101,331       3,641,869
  Prepaid expenses and other current assets ...............................        408,741       4,609,485
                                                                              ------------    ------------
    Total current assets ..................................................     15,520,061      24,345,662
                                                                              ------------    ------------
Fixed assets, net .........................................................      6,679,079       7,497,555
Restricted cash ...........................................................      1,600,000       1,600,000
Other assets ..............................................................        186,452         191,916
                                                                              ------------    ------------
    Total assets ..........................................................   $ 23,985,592    $ 33,635,133
                                                                              ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................................   $  3,965,745    $  3,820,472
  Accrued liabilities .....................................................      2,359,720       3,123,617
  Deferred revenues .......................................................        302,936       1,333,751
  Capital lease obligations ...............................................        771,971         790,645
  Notes payable-related party .............................................             --          29,703
                                                                              ------------    ------------
    Total current liabilities .............................................      7,400,372       9,098,188
                                                                              ------------    ------------
  Capital lease obligation, net of current portion ........................        526,075         928,368
  Other liabilities .......................................................          5,442           9,675
                                                                              ------------    ------------
    Total liabilities .....................................................      7,931,889      10,036,231
                                                                              ------------    ------------

Stockholders' equity:
  Common stock-par value $.01, 50,000,000 shares authorized, and
    14,453,013 and 14,344,577 shares issued and outstanding at
    June 30, 2001(unaudited), and December 31, 2000, respectively .........        144,530         143,445
  Additional paid-in capital ..............................................     68,096,870      68,073,155
  Accumulated deficit .....................................................    (52,185,279)    (44,615,465)
  Deferred compensation ...................................................         (2,418)         (2,233)
                                                                              ------------    ------------
    Total stockholders' equity ............................................     16,053,703      23,598,902
                                                                              ------------    ------------
      Total liabilities and stockholders' equity ..........................   $ 23,985,592    $ 33,635,133
                                                                              ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                              PROMOTIONS.COM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                            JUNE 30,                       JUNE 30,
                                                                            --------                       --------
                                                                      2001            2000           2001            2000
                                                                      ----            ----           ----            ----
Service revenues .............................................  $  2,594,887    $  8,856,293    $  8,419,887    $ 14,916,385
Software license revenue .....................................     1,150,000              --              --              --
                                                                ------------    ------------    ------------    ------------
   Total Revenue .............................................     3,744,887       8,856,293       8,419,887      14,916,385

Operating expenses:
  Product development.........................................       965,273       1,487,731       2,587,614       2,328,949
  Sales and marketing (inclusive of non-cash Matchlogic
  and Excite expenses of $1,847,752,
  $2,160,000, $4,065,287 and $4,261,139) .....................     3,347,163      10,029,080       8,848,240      18,997,995
  General and administrative .................................     2,476,890       3,515,752       4,967,087       6,167,189
                                                                ------------    ------------    ------------    ------------
    Total operating expenses .................................     6,789,326      15,032,563      16,402,941      27,494,133
                                                                ------------    ------------    ------------    ------------
  Loss from operations .......................................    (3,044,439)     (6,176,270)     (7,983,054)    (12,577,748)
Interest income, net .........................................       187,029         394,525         413,240         801,150
                                                                ------------    ------------    ------------    ------------
Net loss .....................................................  $ (2,857,410)   $ (5,781,745)   $ (7,569,814)   $(11,776,598)

Basic and diluted net loss per share
  attributable to common stockholders ........................  $      (0.20)   $      (0.41)   $      (0.53)   $      (0.83)
                                                                ============    ============    ============    ============

Weighted average shares of common stock used in
  computing basic and diluted net loss per share
  attributable to common stockholders ........................    14,419,358      14,261,108      14,417,926      14,251,131
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

                              PROMOTIONS.COM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                             --------
                                                                                       2001            2000
                                                                                       ----            ----

Cash flows from operating activities:
  Net loss ...................................................................   $ (7,569,814)   $(11,776,598)
  Adjustments to reconcile net loss to net cash
   Provided by (used) in operating activities:
    Depreciation and amortization of fixed assets and patents ................      1,610,223         851,006
    Amortization of deferred compensation expense ............................           (185)         30,174
    Expense recognized in connection with issuance of warrants ...............             --          45,116
    Bad debt expense .........................................................        185,921         873,718
   Changes in operating assets and liabilities:
    Accounts receivable ......................................................      2,354,617      (5,615,948)
    Prepaid expenses and other current assets ................................      4,200,744         895,912
    Other assets .............................................................          5,464       3,122,913
    Accounts payable .........................................................        145,273       3,185,871
    Accrued liabilities ......................................................       (763,897)        (29,215)
    Other liabilities ........................................................         (4,233)             --
    Deferred revenue .........................................................     (1,030,815)        896,486
                                                                                 ------------    ------------
Net cash provided by (used) in operating actives .............................       (866,702)     (7,520,565)
                                                                                 ------------    ------------
Cash flows from investing activity:
  Payment of security deposit ................................................             --      (1,600,000)
  Purchase of fixed assets ...................................................       (791,747)     (3,087,499)
                                                                                 ------------    ------------
Net cash used in investing activity ..........................................       (791,747)     (4,687,499)
                                                                                 ------------    ------------
Cash flows from financing activities:
  Principal payments on notes payable-related party ..........................        (29,703)        (33,334)
  Principal payments on capital lease obligations ............................       (420,967)       (191,144)
  Exercise of employee stock options .........................................         24,800          31,746
                                                                                 ------------    ------------
Net cash used by financing activities ........................................       (425,870)       (192,732)
                                                                                 ------------    ------------
Net decrease in cash for the period ..........................................     (2,084,319)    (12,400,796)
Cash and cash equivalents, beginning of period ...............................     16,094,308      34,647,630
                                                                                 ------------    ------------
Cash and cash equivalents, end of period .....................................   $ 14,009,989    $ 22,246,834
                                                                                 ============    ============
Cash paid during the period for interest .....................................   $     45,568    $     41,806
                                                                                 ============    ============

Supplemental disclosure of non-cash investing ,financing and other activities:
Barter transactions ..........................................................   $  1,227,000    $  1,482,255
Equipment acquired under capital leases ......................................             --    $    408,634

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

Management believes that the Company's current cash resources coupled with recent cost reductions and its anticipated results will be sufficient to fund the Company's planned expenditures through December 31, 2001, subject to resolution of the on-going dispute with our landlord see (Recent Events) below. However, there can be no assurances that the Company will achieve its anticipated results. If anticipated results are not achieved, management has the intent and believes it has the ability to delay or further reduce its expenditures so as to not require additional financial resources if such resources are not available on terms acceptable to the Company.

2. INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the results of the interim periods presented in this filing have been made. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001 or for any other future interim periods.

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

The Company has made certain reclassifications to prior year financial statements to conform to current year financial results of the Company. Accordingly, certain prior period balances have been reclassified to conform to the current period presentation.

3. NET LOSS PER SHARE

Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

As the Company reported net losses at June 30, 2001 and 2000, all 2,917,993 and 2,601,787 of the options and warrants outstanding at June 30, 2001 and 2000, respectively, were antidilutive and therefore, there were no reconciling items between basic and diluted loss per share for the three months then ended.

4. SOFTWARE LICENSING AGREEMENT

Promotions.com launched Chakkalina.com, the Japanese equivalent to Webstakes.com, in June 2000. In March 2001, ITX Corporation licensed Promotions.com's iDialog direct marketing technology, in Japan and certain other countries, for a one time fee of $1.3 million in cash. As part of the licensing agreement, ITX Corporation will use Promotions.com's iDialog platform to run the Japanese sweepstakes portal, Chakkalina.com. Payments totaling $1.1 million were received from ITX Corporation during the six months ended June 30, 2001 and have been recorded as revenue in the quarter ended June 30, 2001.

                              PROMOTIONS.COM, INC.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Promotions.com, Inc. contains forward-looking statements relating to the future events and the future performance of Promotions.com within the meaning of section 21E of the Securities Exchange Act of 1934, as amended. Words such as "may", "should", "anticipate", "believe", "plan" "estimate", "expect" and "intend", and other similar expressions are intended to identify forward-looking statements. These include, for example, statements regarding barter, future revenues, general and administrative expenses, product development expenses and sales and marketing expenses. Stockholders are cautioned that such statements involve risks and uncertainties. Promotions.com, Inc. actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under " Risk Factors" in Promotions.com, Inc.'s 10-K and elsewhere in this report and in Promotions.com, Inc.'s. other public filings on file with the Securities & Exchange Commission. All forward-looking statements included in this document are based on information available to the company as of the date of this document, and Promotions.com, Inc. assumes no obligation to update these cautionary statements or any forward-looking statements.

OVERVIEW

During the second quarter, product revenue was generated primarily by on-line promotion and email direct marketing services. Principally all of the company's historical revenues have been derived from the sale of on-line promotion and email direct marketing services. We expect to derive substantially all of our revenues from the sale of on-line promotion and email direct marketing services for the foreseeable future.

We recognize revenues from WEBSTAKES.COM based on either "cost-per-click" or a "cost-per-action" pricing model. With respect to revenue generated from WEBSTAKES.COM, we generally guarantee a minimum number of impressions (ie; "cost-per-click"), or times that the customer's name, logo or other identifier appears in web or email newsletter pages viewed by visitors to WEBSTAKES.COM, and/or times that our visitors are delivered to our customer's web site. To the extent that these minimum guarantees are not met, we defer recognition of the corresponding revenues until the guaranteed levels are achieved. A cost-per-action pricing model requires the Company to not only deliver the aforementioned, but also our members must perform a specific action once on the site such as purchasing a product or registering as a member of the site in order for us to earn revenue.

PROMOTIONS.COM services provide custom turnkey solutions to create and manage promotions on a customer's own web site. Revenues are derived principally from contracts in which the company typically provides services for the creation, administration and implementation of the promotion. The contracts typically include cancellation clauses ranging from 30 to 60 days. The Company's revenue recognition policy related to PROMOTIONS.COM services is to recognize revenues ratably over the period during which we provide promotion services, provided that no significant obligations remain and collection of the resulting receivable is reasonably assured.

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

The period-to-period comparisons of our historical operating results should not be relied upon as indicative of future performance. This report should be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in the extremely volatile Internet industry. We anticipate that we will incur operating losses for the foreseeable future. Our revenues are highly dependent on revenues from internet companies and are susceptible to the recent volatility in the internet market and the high number of internet companies decreasing their marketing budgets, therefore we are not able to predict future revenue patterns.

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Revenues. Revenues primarily result from the sale of on-line promotion and email direct marketing services. However, this quarter we recognized $1.1 million of revenue from a software license agreement. We do not expect to see future revenue from these type of agreements. Revenues were approximately $3.7million and $8.9 million for the three months ended June 30, 2001 and 2000. We recorded barter revenues of approximately $342,000 and $853,000 for the three months ended June 30, 2001 and 2000. Revenues were approximately $8.4million and $14.9 million for the six months ended June 30, 2001 and 2000. We recorded barter revenues of approximately $1.2 million and $1.4 million for the six months ended June 30, 2001 and 2000. At June 30, 2001 and 2000 barter revenues were 14% and 10% of our total revenues. Barter transactions allow the Company to acquire members and increase the size of our database without having to spend capital. We currently spend approximately $400,000 per quarter to acquire members. As part of our efforts to streamline cost and preserve our cash we seek to utilize our unsold inventory in barter transactions. Acting in this manner has saved us approximately $200,000 per quarter in member acquisition costs and has also resulted in an increase in barter transactions as a percentage of revenue. We expect this will have no impact on our cash revenue as we only intend to use unsold inventory in barter transactions. We would like our barter transactions to be approximately 15%-25% of our revenue in the future.

The period-to-period decrease in revenues was primarily attributable to the cancellation of certain long-term contracts, customers making smaller purchases and continued pricing pressure on internet advertising rates from the WEBSTAKES.COM division of the Company. The Company has been adversely affected by the decline in marketing related expenses associated with its business to consumer dot-com customers. In conjunction with this slowdown, the Company continues to experience increasing competition which is resulting in a decrease in rate cards and has shifted our pricing model, from a "cost-per-click" and "cost-per-thousand" to a "cost-per-action" pricing model. In the past the Company had a cost-per-click and cost-per-thousand pricing model where we were only required to deliver a visitor to our customer's web site or to show a customer's advertisement on a determined amount of our web pages in order for us to earn revenue. A cost-per-action pricing model requires the Company to not only deliver the aforementioned, but also our members must perform a specific action once on the site such as purchasing a product or registering as a member of the site in order for us to earn revenue. In the fourth quarter of 2000 and continuing through the second quarter 2001, we began to experience a number of customers requesting this type of pricing model since it is perceived to have a higher return on marketing investment. In addition there has been tremendous volatility in the on-line media market and market prices for web based services have decreased due to competitive and market factors. Management believes that revenues could decline further during the remainder of the year. Some of our competitors have announced that there is no sign online advertising revenue will improve this year and they estimate that the best-case scenario calls for growth for this industry to resume in mid-2002. There can be no assurances that customers will continue to purchase promotional services, that customers will not continue to make smaller and shorter term purchases, or that market prices for Web-based promotional services will not continue to decrease due to competitive or other market factors.

Promotions.com launched Chakkalina.com, the Japanese equivalent to Webstakes.com, in June 2000. In March 2001, ITX Corporation licensed Promotions.com's iDialog direct marketing technology, in Japan and certain other countries, for a one time fee of $1.3 million in cash. As part of the licensing agreement, ITX Corporation will use Promotions.com's iDialog platform to run the Japanese sweepstakes portal, Chakkalina.com. Payments totaling $1.1 million were received from ITX Corporation during the six months ended June 30, 2001 and have been recorded as revenue in the quarter ended June 30, 2001.

Product Development Expenses. Product development expenses include the personnel costs associated with the design and development of WEBSTAKES.COM and PROMOTIONS.COM, our promotions infrastructure and technology, as well as software licensing costs. Product development expenses were approximately $965,000 or 26% and $1.5 million or 17% of total revenues for the three months ended June 30, 2001 and 2000. Product development expenses were approximately $
2.6 million or 31% and $2.3 million or 15% of total revenues for the six months ended June 30, 2001 and 2000. The period-to-period percentage increase reflects the difference in the company's business operations for the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000. The three and six months ended June 30, 2001 included expenses related to the enhanced features for Webstakes.com, PROMOTIONS.COM and the Japanese website, while none of these features were present during the three and six months ended June 30, 2000. We do not plan to introduce many new products or features and we no longer have our Japanese sweepstakes portal, Chakkaline.com. In addition we reduced the number of engineers at the end of the first quarter of 2001. We therefore expect these expenses to continue to decrease in future quarters.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of advertising costs (which includes the amortization of our Matchlogic & Excite agreements), salaries and commissions of sales and marketing personnel, costs of trade shows, conventions and marketing materials and other marketing expenses. Sales and marketing expenses were approximately $3.3 million or 80% of total revenues and $10 million or 112% of total revenues for the three months ended June 30, 2001 and 2000. Sales and marketing expenses were approximately $8.8 million or 100% of total revenues and $19 million or 127% of total revenues for the six months ended June 30, 2001 and 2000. The period-to-period decrease reflects the reorganization plan the Company put into place in the fourth quarter of 2000. During the fourth quarter reorganization we reduced the number of sales and marketing employees, cut our marketing expenditures, eliminated certain consultants, reduced the number of trade shows and conventions we attended and decreased the purchasing of marketing collateral. In addition we had a further reduction in staff at March 30, 2001. Our Matchlogic and Excite agreements expired in June 2001 and were not renewed. These agreements accounted for approximately $2.2 million in amortization expense each quarter. We therefore expect these expenses to continue to decrease as we continue our efforts to streamline costs.

General and Administrative Expenses. General and administrative expenses consist primarily of services and related costs of general corporate functions, including finance and accounting. Also included in general and administrative cost is our Directors and Officers insurance policy along with the rent on our corporate offices. General and administrative expenses were approximately $2.5 million or 67% of total revenues and $3.5 million or 40% of total revenues for the three months ended June 30, 2001 and 2000. General and administrative expenses were approximately $4.9 million or 58% of total revenues and $6.2 million or 42% of total revenues for the six months ended June 30, 2001 and 2000. The absolute dollar decrease in general and administrative expenses reflects the reorganization plan the Company put into place in the fourth quarter of 2000. The period-to-period increase as a percentage of revenue is due to the decline in revenue during the period. While we decreased expenses, revenue also decreased but at a greater percentage than we were able to decrease expenses. During the reorganization we reduced the number of general and administrative employees, we closed certain offices and consolidated other offices, and negotiated better terms with certain vendors. Since our Directors and Officers insurance and our office rent are fixed costs we are unable to reduce a significant portion of our general and administrative expenses even if revenue continues to decline see (Recent Events) below. We can expect that our general and administrative expenses as a percentage of revenue will increase as revenue declines since these fixed costs can not be reduced. We therefore expect, in the near future, these expenses to decrease only in absolute dollars, and not as a percentage of revenue, as we continue our efforts to streamline costs.

Interest Income (Expense), Net. Interest income, net of expense, consists primarily of interest earned on our cash balance and the interest expense on our outstanding debt. We recognized net interest income of approximately $187,000 and $395,000 for the three months ended June 30, 2001 and 2000. We recognized net interest income of approximately $413,000 and $801,000 for the six months ended June 30, 2001 and 2000. The decrease was primarily attributable to a decrease in the average cash balance invested, principally due to continued losses from operations. Interest income in future periods is likely to decrease as a result of a reduction in average cash balances invested and maintained by the Company and changes in the prevailing interest rate of its investments.

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

Net cash used in operating activities was approximately $867,000 for the six months ended June 30, 2001 compared to net cash used in operating activities of approximately $7.5 million for the six months ended March 31, 2000. The decrease in cash used in operations was primarily due to a decrease in prepaid expenses and other assets combined with decreases in accounts receivable and net loss offset by a decrease in accrued liabilities. The decrease in prepaid expenses and other assets is directly related to the amortization of our prepaid assets with Matchlogic, Inc. and Excite.

Net cash used in investing activities was approximately $792,000 and $4.7 million for the six months ended June 30, 2001 and 2000. As of June 30, 2001, our principal capital commitments consisted of obligations outstanding under capital leases. We used $791,000 in investing activities for capital expenditures, primarily the acquisition of equipment and the build out of our new corporate office see (Recent Events) below. In addition, we used $1.6 million in 2000 as a security deposit on our new corporate office. We estimate that our capital expenditures will be approximately $1.2 million for 2001. We currently expect that our principal capital expenditures through 2001 will relate to improvements to our technical infrastructure.

Net cash used by financing activities was approximately $426,000 and $193,000 for the six months ended June 30, 2001 and 2000. Net cash used in financing activities in 2001 was primarily attributable to principal payments on notes payable and capital lease obligations off-set by the exercise of employee stock options. Net cash used in financing activities in 2000 was primarily attributable to principal payments on notes payable and capital lease obligations.

We have a financing agreement with a leasing company for the leasing of equipment in an amount up to $1.0 million in operating and/or capital leases, collateralized by certain accounts receivable and the equipment purchased pursuant to the agreement. During 2000, the financing agreement was increased to $2.0 million in exchange for the Company issuing warrants to purchase 13,345 shares of the Company's common stock. As of June 30, 2001 we have approximately $1.3 million of equipment outstanding under the agreement. The leases have terms of up to three years and the interest rates under the leases range from 8 1/2% to 13%. We are required to make monthly payments of interest and principal under the leases. All payments have been made to date.

We had a two-year sponsorship agreement with Excite under which Excite agreed to promote WEBSTAKES.COM through ad banner placements and links to WEBSTAKES.COM and its promotions on Excite.com, WebCrawler.com and Classified2000.com. We prepaid Excite $5.6 million during 1999 for this two year agreement. At Home Corporation, the parent company of Excite, is one of our principal stockholders. Each quarter we recognized approximately $683,000 of expense related to this agreement through the second quarter of 2001. This agreement expired in June 2001 and was not renewed. We do not expect the non-renewal of this contract to have any effect on our Company.

We had a service agreement with MatchLogic, a wholly owned subsidiary of Excite, pursuant to which MatchLogic will provide ad serving and targeting, data processing, analysis, enhancement and other services to Promotions.com. The term of the agreement is two years. We prepaid MatchLogic $13.1 million, in 1999 for this two-year agreement. Each quarter we recognized approximately $1.5 million of expense related to this agreement through the second quarter of 2001. This agreement expired in June 2001 and was not renewed. We do not expect the non-renewal of this contract to have any effect on our Company.

In November 2000, we signed an agreement to license software to help improve our email service capabilities. The license agreement is for one year and requires twelve monthly payments of $47,500. Upon signing the agreement we prepaid the first three months of service.

Management believes that the Company's current cash resources coupled with recent cost reductions will be sufficient to fund the Company's planned expenditures through December 31, 2001 subject to the resolution of our on-going dispute with our landlord see (Recent Events) below. Our future liquidity and capital requirements depend on numerous factors. For example, if our losses from operations continue and or increase in the near future and we cannot attain profitability our future capital requirements will be affected, which could result in requiring us to obtain additional financing to fund operations. The Company believes it has the ability to delay or further reduce its expenditures so as to not require additional financial resources. However, there can be no assurances that the Company will be successful in reducing its expenditures to a necessary level. If that happens and adequate funds are not available on acceptable terms, we may be unable to fund our business, successfully promote our brand name, develop or enhance our services or respond to competitive pressures. There can be no assurances that any required additional financing will be available on terms favorable to us, or will be available at all. Any of these events could have a material adverse effect on our business, results of operations or financial condition. In addition, we are exploring certain strategic alternatives including a merger, sale or spin-off of certain assets and business units.

Recent Events

During July, 2001 we brought in another company to occupy a portion of the leased premises with us and share in our rent. Our landlord alleged that this was a default under the terms of our lease. In light of our dispute with the landlord regarding the above and certain other issues related to the failure of payment by the landlord of approximately $900,000 to us as reimbursement for our expenses to equip, decorate and furnish the leased premises, we withheld payment of July and August rent. Our landlord has alleged that our non-payment of rent is also a default under the terms of our lease. On August 9, 2001, we obtained from the New York Supreme Court a temporary restraining order to extend the periods to cure and to permit us to cure any defaults ultimately found to exist, thereby avoiding a lease termination. We have also been exploring and continue to explore with the Landlord alternatives regarding our space, including the subletting our space, the vacating of our premise and/or the recapture of our lease, although to date these discussions have not resulted in any satisfactory resolution. There could be no assurances that the Company will be successful in obtaining any favorable resolution of this matter or that any resolution will be achieved.

The Company recently lost its listing with the Nasdaq National Market for its inability to maintain a minimum bid price of $1.00 as required by the Marketplace Rule 4310(c)(8)(B). The Company now trades under the symbol PRMO.OB on the Over the Counter Bulletin Board.

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


Exhibit
Number            Description
------            -----------
3.1(1)            - Certificate of Incorporation
3.2(1)            - Certificate of Amendment to the Certificate of Incorporation, dated February 23, 1999
3.3(1)            - Certificate of Amendment to the Certificate of Incorporation dated January 17, 1999
3.4(1)            - Certificate of Amendment to the Certificate of Incorporation, dated June 11, 1999
3.5(1)            - Amended and Restated Bylaws
3.6(3)            - Amended and Restated Bylaws dated September 29, 1999
3.7(7)            - Certificate of Ownership and Merger dated January 26, 2000
3.8(8)            - Preferred Stock Purchase Rights Agreements
10.1(1)(2)        - Netstakes, Inc. Stock Option Plan

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

(8) Filed as an exhibit on Form 8-A on June 28, 2001 and incorporated herein by reference.

(a)   Reports on form 8-K

On May 1, 2001, the Company filed an 8-K including a press release issued on April 24, 2001, regarding its earnings results for the quarter ended March 31, 2001 and notification of registrant's appeal of Nasdaq's delisting notice.

On May 25, 2001, the Company filed an 8-K regarding postponement of its 2001 Annual Meeting of Shareholders previously scheduled for June 27, 2001 until late summer. The Company's proxy materials regarding its 2001 Annual Meeting filed with the Commission on April 30, 2001 will be revised accordingly.

On June 28, 2001, the company filed an 8-K announcing that on June 27, 2001, the Board of Directors of the Company declared a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of Common Stock, par value $0.01 per share (the "Common Shares"), of the Company. The dividend is payable to the stockholders of record on July 8, 2001, and with respect to Common Shares issued thereafter, until the Rights are distributed and, in certain circumstances, with respect to Common Shares issued after that date. Except as set forth below, each Right, when it becomes exercisable, entitles the registered holder to purchase from the Corporation one one-thousandth of a share of Series C Junior Participating Preferred Stock, $.01 par value (the "Preferred Shares"), of the Company at a price of $10.00 per one one-thousandth of a Preferred Share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement between American Stock Transfer & Trust Company, as Rights Agent, and the Company, dated as of June 28, 2001, filed as exhibit 4 to 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001                  Promotions.com, Inc.


                                    By: /s/ Lawrence M. Quartaro
                                       -------------------------
                                            Lawrence M. Quartaro
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer Duly Authorized
                                            Officer)