Form 10-Q
period 2001-09-30
PROMOTIONS COM INC
filed 2001-11-14
CIK 1088024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2001

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

                         268 West 44th Street, 4th Floor
                            New York, New York 10036
               (Address of principal executive offices) (Zip Code)

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

As of November 1, 2001, there were 14,453,013 shares of the registrant's common stock outstanding.

                              PROMOTIONS.COM, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION                                       PAGE
                                                                    ----
Item 1. Financial Statements

        Condensed Balance Sheets as of September 30, 2001
        (unaudited) and December 31, 2000 ........................   3

        Condensed Statements of Operations for the nine months
        ended September 30, 2001 and 2000 (unaudited) ............   4

        Condensed Statements of Cash Flows for the nine
        months ended September 30, 2001 and 2000 (unaudited) .....   5

        Notes to Financial Statements ............................   6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ......................   8

Item 3. Qualitative and Quantitative Disclosures About Market Risk  13

PART II OTHER INFORMATION

Item 1. Legal Proceedings ........................................  13

Item 2. Changes in Securities and Use of Proceeds ................  13

Item 3. Defaults Upon Senior Securities ..........................  13

Item 4. Submission of Matters to a Vote of Security Holders ......  13

Item 5. Other Information ........................................  13

Item 6. Exhibits and Reports on Form 8-K .........................  13

        SIGNATURES ...............................................  15

Part 1.
Item 1.  FINANCIAL STATEMENTS

                              PROMOTIONS.COM, INC.
                            CONDENSED BALANCE SHEETS


                                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                                        2001            2000
                                                                                        ----            ----
                                                                                     (UNAUDITED)
                                  ASSETS
Current assets:
  Cash and cash equivalents ...............................................         $ 13,635,687    $ 16,094,308
  Accounts receivable, net ................................................              751,935       3,641,869
  Prepaid expenses and other current assets assets ........................            1,227,092       4,609,485
                                                                                    ------------    ------------
    Total current assets ..................................................           15,614,714      24,345,662
                                                                                    ------------    ------------
Fixed assets, net .........................................................            3,798,561       7,497,555
Restricted cash ...........................................................                   --       1,600,000
Other assets ..............................................................              191,878         191,916
                                                                                    ------------    ------------
    Total assets ..........................................................         $ 19,605,153    $ 33,635,133
                                                                                    ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................................         $  3,648,883    $  3,820,472
  Accrued liabilities .....................................................            1,884,652       3,123,617
  Deferred revenues .......................................................              207,554       1,333,751
  Capital lease obligations ...............................................              681,735         790,645
  Notes payable-related party .............................................                   --          29,703
                                                                                    ------------    ------------
    Total current liabilities .............................................            6,422,824       9,098,188
                                                                                    ------------    ------------
  Capital lease obligation, net of current portion ........................              429,405         928,368
  Other liabilities .......................................................                5,442           9,675
                                                                                    ------------    ------------
    Total liabilities .....................................................            6,857,671      10,036,231
                                                                                    ------------    ------------
Stockholders' equity:
  Common stock-par value $.01, 50,000,000 shares authorized, and 14,453,013 and 14,344,577 shares issued and outstanding at
    September 30, 2001(unaudited), and December 31, 2000,                                144,530         143,445
  Additional paid-in capital ..............................................           68,095,977      68,073,155
  Accumulated deficit .....................................................          (55,491,742)    (44,615,465)
  Deferred compensation ...................................................               (1,283)         (2,233)
                                                                                    ------------    ------------
    Total stockholders' equity ............................................           12,747,482      23,598,902
                                                                                    ------------    ------------
      Total liabilities and stockholders' equity ..........................         $ 19,605,153    $ 33,635,133
                                                                                    ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                              PROMOTIONS.COM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                                          -------------                  -------------
                                                                      2001            2000            2001            2000
                                                                      ----            ----            ----            ----
Product revenues ........................................         $  1,377,465    $  6,707,954    $  8,647,352    $ 21,624,345
Software license revenue ................................               75,000              --       1,225,000              --
                                                                  ------------    ------------    ------------    ------------
    Total Revenue .......................................            1,452,465       6,707,954       9,872,352      21,624,345

Operating expenses:
  Product development ...................................              959,131       1,100,536       3,546,744       3,429,485
  Sales and marketing (inclusive of non-cash Matchlogic
  and  MatchLogic Excite expense of $0,
  $2,165,956, $4,065,287 and $6,427,095, respectively) ..              950,178       7,784,600       9,798,417      26,782,596
  General and administrative ............................            1,971,634       3,864,841       6,938,721      10,032,030
  Loss from termination of lease ........................              995,662              --         995,662              --
                                                                  ------------    ------------    ------------    ------------
    Total operating expenses ............................            4,876,605      12,749,977      21,279,544      40,244,111
                                                                  ------------    ------------    ------------    ------------
  Loss from operations ..................................           (3,424,140)     (6,042,023)    (11,407,192)    (18,619,766)
Interest and other income, net ..........................              117,677         324,943         530,914       1,126,094
                                                                  ------------    ------------    ------------    ------------
Net loss ................................................         $ (3,306,463)   $ (5,717,080)   $(10,876,278)   $(17,493,672)
                                                                  ============    ============    ============    ============
Basic and diluted net loss per share
  attributable to common
  stockholders ..........................................         $      (0.23)   $      (0.40)   $      (0.75)   $      (1.23)
                                                                  ============    ============    ============    ============
Weighted average shares of common stock used in computing
  basic and diluted net loss per share attributable
  to common stockholders ................................           14,453,013      14,261,108      14,436,739      14,256,610
                                                                  ============    ============    ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                              PROMOTIONS.COM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                              -------------
                                                                                           2001            2000
                                                                                           ----            ----
Cash flows from operating activities:
  Net loss ...................................................................         $(10,876,278)   $(17,493,672)
  Adjustments to reconcile net loss to net cash
   Provided by (used) in operating activities:
    Depreciation and amortization of fixed assets and patents ................            2,294,461       1,495,823
    Amortization of deferred compensation expense ............................                 (488)         31,079
    Expense recognized in connection with issuance of warrants ...............                   --          45,117
    Bad debt expense .........................................................              185,921       1,834,197
   Changes in operating assets and liabilities:
    Accounts receivable ......................................................            2,704,013      (3,801,116)
    Prepaid expenses and other current assets ................................            3,382,393       2,949,971
    Other assets .............................................................                   38       3,423,549
    Accounts payable .........................................................             (171,589)        642,390
    Accrued liabilities ......................................................           (1,238,965)       (289,324)
    Other liabilities ........................................................               (4,233)             --
    Deferred revenue .........................................................           (1,126,197)        207,157
                                                                                       ------------    ------------
Net cash used in operating actives ...........................................           (4,850,924)    (10,954,829)
                                                                                       ------------    ------------
Cash flows from investing activity:
  Refund (Payment) of security deposit .......................................            1,600,000      (1,600,000)
  Disposal of fixed assets ...................................................            2,330,616              --
  Purchase of fixed assets ...................................................             (926,083)     (3,353,603)
                                                                                       ------------    ------------
Net cash provided by (used) in investing activity ............................            3,004,533      (4,953,603)
                                                                                       ------------    ------------
Cash flows from financing activities:
  Principal payments on notes payable-related party ..........................              (29,703)        (44,445)
  Principal payments on capital lease obligations ............................             (607,873)       (241,660)
  Exercise of employee stock options .........................................               25,346          31,746
                                                                                       ------------    ------------
Net cash used in financing activities ........................................             (612,230)       (254,359)
                                                                                       ------------    ------------
Net decrease in cash for the period ..........................................           (2,458,621)    (16,162,791)
Cash and cash equivalents, beginning of period ...............................           16,094,308      34,647,630
                                                                                       ------------    ------------
Cash and cash equivalents, end of period .....................................         $ 13,635,687    $ 18,484,839
                                                                                       ============    ============
Cash paid during the period for interest .....................................         $     68,065    $    110,486
                                                                                       ============    ============

Supplemental disclosure of non-cash investing ,financing and other activities:
Barter transactions ..........................................................         $  1,407,000    $  2,078,775
Equipment acquired under capital leases ......................................                   --    $  1,394,571

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

Management believes that the Company's current cash resources coupled with recent cost reductions will be sufficient to fund the Company's planned expenditures through March 31, 2002. However, there can be no assurances that the Company will achieve its planned results. If anticipated results are not achieved, management has the intent and believes it has the ability to delay or further reduce its expenditures so as to not require additional financial resources if such resources are not available on terms acceptable to the Company.

2. INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the results of the interim periods presented in this filing have been made. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001 or for any other future interim periods.

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

As the Company reported net losses at September 30, 2001 and 2000, all 2,079,307 and 3,081,220 of the options and warrants outstanding at September 30, 2001 and 2000, respectively, were antidilutive and therefore, there were no reconciling items between basic and diluted loss per share for the three months then ended.

4. SOFTWARE LICENSING AGREEMENT

Promotions.com launched Chakkalina.com, the Japanese equivalent to Webstakes.com, in June 2000. In March 2001, ITX Corporation licensed Promotions.com's iDialog direct marketing technology for $1.3 million in cash. As part of the licensing agreement, ITX Corporation will use Promotions.com's iDialog platform to run the Japanese sweepstakes portal, Chakkalina.com. Payments totaling $1.2 million were received from ITX Corporation during the nine months ended September 30, 2001 and have been recorded as revenue.

                              PROMOTIONS.COM, INC.
        NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS CONT'D

5. COMMITMENTS

During July, 2001 we subleased a portion of the leased premises at our corporate office located at 450 West 33rd Street, New York NY. Our landlord alleged that this was a default under the terms of our lease. In light of our dispute with the landlord regarding the above and certain other issues related to the failure of payment by the landlord of approximately $900,000 to us as reimbursement for our expenses to equip, decorate and furnish the leased premises, we withheld payment of July and August rent. Our landlord alleged that our non-payment of rent was also a default under the terms of our lease. On August 9, 2001, we obtained from the New York Supreme Court a temporary restraining order to extend the periods to cure and to permit us to cure any defaults ultimately found to exist, thereby avoiding a lease termination.

In September 2001, we entered into a stipulation of settlement agreement related to our former corporate office at 450 West 33rd Street, New York, NY. As part of the settlement agreement, we were required to surrender our office space along with the leasehold improvements and the furniture and fixtures in return for a release from our lease commitment, the return of our $1.6 million security deposit and the payment of the $900,000 owed to us for the reimbursement for our expenses to equip, decorate and furnish the leased premises. The landlord off-set the back rent we owed them against the $900,000 reimbursement so the net amount to the company related to this reimbursement is $622,000. This amount has been recorded as a receivable and is included as other current assets at September 30, 2001. We therefore, recorded a $1 million loss related to expenses associated with the termination of this lease during the third quarter

                              PROMOTIONS.COM, INC.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

During the third quarter, product revenue was generated primarily by on-line promotion and email direct marketing services. Principally all of the company's historical revenues have been derived from the sale of on-line promotion and email direct marketing services. We expect to derive substantially all of our revenues from the sale of on-line promotion and email direct marketing services for the foreseeable future.

We recognize revenues from WEBSTAKES.COM based on either "cost-per-click" or a "cost-per-action" pricing model. With respect to revenue generated from WEBSTAKES.COM, we generally guarantee a minimum number of impressions (i.e. "cost-per-click"), or times that the customer's name, logo or other identifier appears in web or email newsletter pages viewed by visitors to WEBSTAKES.COM, and/or times that our visitors are delivered to our customer's web site. To the extent that these minimum guarantees are not met, we defer recognition of the corresponding revenues until the guaranteed levels are achieved. A cost-per-action pricing model requires the Company to not only deliver the aforementioned, but also our members must perform a specific action once on the site such as purchasing a product or registering as a member of the site in order for us to earn revenue.

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

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenues. Revenues primarily result from the sale of on-line promotion and email direct marketing services. However, during the nine months ended September 30, 2001we recognized $1.2 million of revenue from a software license agreement. We do not expect to see future revenue from software license agreements. Revenues were approximately $1.5million and $6.7 million for the three months ended September 30, 2001 and 2000. We recorded barter revenues of approximately $180,000 and $597,000 for the three months ended September 30, 2001 and 2000. Revenues were approximately $9.9 million and $21.6 million for the nine months ended September 30, 2001 and 2000. We recorded barter revenues of approximately $1.4 million and $2.1 million for the nine months ended September 30, 2001 and 2000. For the nine months ended September 30, 2001 and 2000 barter revenues were 14% and 10% of our total revenues. Barter transactions allow the Company to acquire members and increase the size of our database without having to expend cash resources. We currently spend approximately $300,000 per quarter to acquire members. As part of our efforts to streamline cost and preserve our cash we seek to utilize our unsold inventory in barter transactions. Acting in this manner has saved us approximately $200,000 per quarter in member acquisition costs and has also resulted in an increase in barter transactions as a percentage of revenue. We expect this will have no adverse impact on our cash revenue as we only intend to use unsold inventory. We would expect our barter transactions to be approximately 15%-25% of our revenue in the future.

The period-to-period decrease in revenues was primarily attributable to the cancellation of certain long-term contracts, customers making smaller purchases and continued pricing pressure on internet advertising rates from the WEBSTAKES.COM division of the Company. The Company has been adversely affected by the decline in marketing related expenses associated with its business to consumer dot-com customers. In conjunction with this slowdown, the Company continues to experience increasing competition which is resulting in a reduction in our standard rates and has shifted our pricing model, from a "cost-per-click" and "cost-per-thousand" to a "cost-per-action" pricing model. In the past the Company had a cost-per-click and cost-per-thousand pricing model where we were only required to deliver a visitor to our customer's web site or to show a customer's advertisement on a determined amount of our web pages in order for us to earn revenue. A cost-per-action pricing model requires the Company to not only deliver the aforementioned, but also our members must perform a specific action once on the site such as purchasing a product or registering as a member of the site in order for us to earn revenue. In the fourth quarter of 2000 and continuing through the third quarter 2001, we began to experience customers requesting this type of pricing model since it is perceived to have a higher return on marketing investment. There has been tremendous volatility in the on-line media market and market prices for web based services have decreased due to competitive and market factors. In addition, the downturn in the economy has severely affected our revenues and we have experienced a 47% decrease in revenues, excluding software license revenue, from last quarter of this year. There is no sign on-line advertising will return this year. Management believes that revenues could decline further during the remainder of the year. There can be no assurances that customers will continue to purchase promotional services, that customers will not continue to make smaller and shorter term purchases, or that market prices for Web-based promotional services will not continue to decrease due to competitive or other market factors.

Promotions.com launched Chakkalina.com, the Japanese equivalent to Webstakes.com, in June 2000. In March 2001, ITX Corporation licensed Promotions.com's iDialog direct marketing technology for $1.3 million in cash. As part of the licensing agreement, ITX Corporation will use Promotions.com's iDialog platform to run the Japanese sweepstakes portal, Chakkalina.com. Payments totaling $1.2 million were received from ITX Corporation during the nine months ended September 30, 2001 and have been recorded as revenue.

Product Development Expenses. Product development expenses include the personnel costs associated with the design and development of WEBSTAKES.COM and PROMOTIONS.COM, our promotions infrastructure and technology, as well as software licensing costs. Product development expenses were approximately $959,000 or 66% and $1.1 million or 16% of total revenues for the three months ended September 30, 2001 and 2000. Product development expenses were approximately $ 3.5 million or 34% and $3.4 million or 16% of total revenues for the nine months ended September 30, 2001 and 2000. The period-to-period percentage increase reflects the difference in the company's business operations for the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000. The three and nine months ended September 30, 2001 included expenses related to the enhanced features for Webstakes.com, PROMOTIONS.COM and the Japanese website, while none of these features were present during the three and nine months ended September 30, 2000. We do not plan to introduce many new products or features and we no longer have our Japanese sweepstakes portal, Chakkalina.com. In addition, certain product development expenses related to hosting are website are dependent on the volume of transactions that take place on the site and not the amount of revenue the company earns. Since there has been a reduction in our standard rates and not in the volume of transaction, we have not experienced a significant decrease in product development expenses. We are looking into ways of reducing these fees and we expect to have a new contract in place with our hosting facility in the fourth quarter. We also reduced the number of engineers at the end of the first quarter of 2001. We therefore expect these expenses to continue to decrease in future quarters.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of advertising costs (which includes the amortization of our Matchlogic and Excite agreements), salaries and commissions of sales and marketing personnel, costs of trade shows, conventions and marketing materials and other marketing expenses. Sales and marketing expenses were approximately $950,000 or 65% of total revenues and $7.8 million or 116% of total revenues for the three months ended September 30, 2001 and 2000. Sales and marketing expenses were approximately $9.8 million or 100% of total revenues and $26.7 million or 128% of total revenues for the nine months ended September 30, 2001 and 2000. The period-to-period decrease reflects the reorganization plan the Company put into place in the fourth quarter of 2000. During the fourth quarter reorganization we reduced the number of sales and marketing employees, cut our marketing expenditures, eliminated certain consultants, reduced the number of trade shows and conventions we attend and decreased the purchasing of marketing material. In addition, we had a further reduction in staff at March 30, 2001. Our Matchlogic and Excite agreements expired in June 2001 and were not renewed. The non-renewal of these agreements has not affected our business. These agreements accounted for approximately $2.2 million in amortization expense each quarter. We expect these expenses to continue to decrease as we continue our efforts to streamline costs.

General and Administrative Expenses. General and administrative expenses consist primarily of services and related costs of general corporate functions, including finance and accounting. Also included in general and administrative cost is our Directors and Officers insurance policy along with the rent on our corporate offices. General and administrative expenses were approximately $2 million or 133% of total revenues and $3.9 million or 58% of total revenues for the three months ended September 30, 2001 and 2000. General and administrative expenses were approximately $6.9 million or 70% of total revenues and $10 million or 46% of total revenues for the nine months ended September 30, 2001 and 2000. The absolute dollar decrease in general and administrative expenses reflects the reorganization plan the Company put into place in the fourth quarter of 2000. The period-to-period increase as a percentage of revenue is due to the decline in revenue during the period. While we decreased expenses, revenue also decreased but at a greater percentage than we were able to decrease expenses. Our reorganization reduced the number of general and administrative employees, we closed certain offices and consolidated other offices, and negotiated better terms with certain vendors. Since our Directors and Officers insurance and our office rent are fixed costs we are unable to reduce a significant portion of our general and administrative expenses as revenue continues to decline. In September, we were released from the lease on our corporate headquarters. This will save the company approximately $115,000 per month in rental expense. See ("Recent Events") below. We can expect that our general and administrative expenses as a percentage of revenue will increase as revenue declines since certain fixed costs can not be reduced. We therefore expect, in the near future, these expenses to decrease only in absolute dollars, and not as a percentage of revenue, as we continue our efforts to streamline costs.

Loss From Termination Of Lease. During the third quarter, we entered into a stipulation of settlement agreement related to our corporate office at 450 West 33rd Street, New York, NY. As part of the settlement agreement, we were required to surrender our office space along with the leasehold improvements and the furniture and fixtures in return for a release from our lease commitment and other consideration. See ("Recent Events") below. We therefore, recorded a $1 million loss related to expenses associated with the termination of this lease during the third quarter.

Interest Income (Expense), Net. Interest income, net of expense, consists primarily of interest earned on our cash balance and the interest expense on our outstanding debt. We recognized net interest income of approximately $118,000 and $325,000 for the three months ended September 30, 2001 and 2000. We recognized net interest income of approximately $531,000 and $1.1 million for the nine months ended September 30, 2001 and 2000. The decrease was primarily attributable to a decrease in the average cash balance invested, principally due to continued losses from operations. Interest income in future periods is likely to decrease as a result of a reduction in average cash balances invested and maintained by the Company and changes in the prevailing interest rate of its investments.

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

Net cash used in operating activities was approximately $4.9 million for the nine months ended September 30, 2001 compared to net cash used in operating activities of approximately $11 million for the nine months ended September 30, 2000. The decrease in cash used in operations was primarily due to a decrease in accounts receivable combined with decreases in prepaid expenses and other assets and net loss offset by a decrease in accrued liabilities and deferred revenue. The decrease in prepaid expenses and other assets is directly related to the amortization of our prepaid assets with Matchlogic, Inc. and Excite.

Net cash provided by (used) in investing activities was approximately $3 million and ($5 million) for the nine months ended September 30, 2001 and 2000. The increase in cash provided by investing activities was primarily due to the refund of our security deposit combined with the disposal of fixed assets off-set by the purchase of fixed assets. As of September 30, 2001, our principal capital commitments consisted of obligations outstanding under capital leases. We used $926,000 in investing activities for capital expenditures, primarily the acquisition of equipment and the build out of our corporate office. We estimate that our capital expenditures will be approximately $1.5 million for 2001. We currently expect that our principal capital expenditures through 2001 will relate to improvements to our technical infrastructure.

Net cash used by financing activities was approximately $612,000 and $254,000 for the nine months ended September 30, 2001 and 2000. Net cash used in financing activities in 2001 was primarily attributable to principal payments on notes payable and capital lease obligations off-set by the exercise of employee stock options. Net cash used in financing activities in 2000 was primarily attributable to principal payments on notes payable and capital lease obligations.

We have a financing agreement with a leasing company for the leasing of equipment in an amount up to $1.0 million in operating and/or capital leases, collateralized by certain accounts receivable and the equipment purchased pursuant to the agreement. During 2000, the financing agreement was increased to $2.0 million in exchange for the Company issuing warrants to purchase 13,345 shares of the Company's common stock. As of September 30, 2001 we have approximately $1.3 million of equipment outstanding under the agreement. The leases have terms of up to three years and the interest rates under the leases range from 8 1/2% to 13%. We are required to make monthly payments of interest and principal under the leases. All payments have been made to date.

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

We had a service agreement with MatchLogic, a wholly owned subsidiary of Excite, pursuant to which MatchLogic provided ad serving and targeting, data processing, analysis, enhancement and other services to Promotions.com. The term of the agreement was two years. We prepaid MatchLogic $13.1 million, in 1999 for this two-year agreement. Each quarter we recognized approximately $1.5 million of expense related to this agreement through the second quarter of 2001. This agreement expired in June 2001 and was not renewed.

Management believes that the Company's current cash resources coupled with recent cost reductions will be sufficient to fund the Company's planned expenditures through March 31, 2002. Our future liquidity and capital requirements depend on numerous factors. For example, if our losses from operations continue and or increase in the near future and we cannot attain profitability our future capital requirements will be affected, which could result in requiring us to obtain additional financing to fund operations. The Company believes it has the ability to delay or further reduce its expenditures so as to not require additional financial resources. However, there can be no assurances that the Company will be successful in reducing its expenditures to a necessary level. If that happens and adequate funds are not available on acceptable terms, we may be unable to fund our business, successfully promote our brand name, develop or enhance our services or respond to competitive pressures. There can be no assurances that any required additional financing will be available on terms favorable to us, or will be available at all. Any of these events could have a material adverse effect on our business, results of operations or financial condition. In addition, we are exploring certain strategic alternatives including a merger, sale or spin-off of certain assets and business units.

During the third quarter, the company lost its listing with the Nasdaq National Market for its inability to maintain a minimum bid price of $1.00 as required by the Marketplace Rule 4310(c)(8)(B). The Company now trades under the symbol PRMO.OB on the Over the Counter Bulletin Board.

Recent Events

During July, 2001 we subleased a portion of the leased premises at our corporate office located at 450 West 33rd Street, New York NY. Our landlord alleged that this was a default under the terms of our lease. In light of our dispute with the landlord regarding the above and certain other issues related to the failure of payment by the landlord of approximately $900,000 to us as reimbursement for our expenses to equip, decorate and furnish the leased premises, we withheld payment of July and August rent. Our landlord alleged that our non-payment of rent was also a default under the terms of our lease. On August 9, 2001, we obtained from the New York Supreme Court a temporary restraining order to extend the periods to cure and to permit us to cure any defaults ultimately found to exist, thereby avoiding a lease termination.

In September 2001, we entered into a stipulation of settlement agreement related to our former corporate office at 450 West 33rd Street, New York, NY. As part of the settlement agreement, we were required to surrender our office space along with the leasehold improvements and the furniture and fixtures in return for a release from our lease commitment, the return of our $1.6 million security deposit and the payment of the $900,000 owed to us for the reimbursement for our expenses to equip, decorate and furnish the leased premises. We then moved our corporate offices to 268 West 44th Street, New York NY 10036. The landlord off-set the back rent we owed them against the $900,000 reimbursement so the net amount to the company related to this reimbursement is $622,000. This amount has been recorded as a receivable at September 30, 2001. We therefore, recorded a $1 million loss related to expenses associated with the termination of this lease during the third quarter.

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

Exhibit
Number            Description
------            -----------
3.1(1)            - Certificate of Incorporation
3.2(1)            - Certificate of Amendment to the Certificate of Incorporation, dated February 23, 1999
3.3(1)            - Certificate of Amendment to the Certificate of Incorporation dated January 17, 1999
3.4(1)            - Certificate of Amendment to the Certificate of Incorporation, dated June 11, 1999
3.5(1)            - Amended and Restated Bylaws
3.6(3)            - Amended and Restated Bylaws dated September 29, 1999
3.7(7)            - Certificate of Ownership and Merger dated January 26, 2000
3.8(8)            - Preferred Stock Purchase Rights Agreement

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

(8) Filed as an exhibit on From 8-A on June 28, 2001 and incorporated herein by reference.

(a)   Reports on form 8-K

NONE.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001              Promotions.com, Inc.


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