Form 10-K
period 2001-12-31
PROMOTIONS COM INC
filed 2002-03-19
CIK 1088024

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal Year Ended December 31, 2001    Commission File No.: 000-27411

                              Promotions.com, Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                           13-3898912
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

268 West 44th Street
New York, New York                                                 10036
(Address of principal executive offices)                        (Zip Code)

                                 (212) 971-9800
              (Registrant's telephone number, including area code)
           Securities registered pursuant to Section 12(b) of the Act:
                 Preferred Stock Purchase Rights, $.01 per share
           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.001 per share
                 Preferred Stock Purchase Rights, $.01 per share


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes: X No: __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].


Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on February 15, 2002: $ 6,243,069*


Common Stock outstanding at February 15, 2002:  14,489,810



           *Includes voting stock held by third parties which may be deemed to be beneficially owned by affiliates, but for which such affiliates have disclaimed beneficial ownership.

================================================================================

                              Promotions.com, Inc.
                         2001 Annual Report on Form 10-K

                                TABLE OF CONTENTS


PART I

Item 1.           Business ..............................................................................      3
Item 2.           Properties..............................................................................    11
Item 3.           Legal Proceedings ......................................................................    12
Item 4.           Submission of Matters to a Vote of Security Holders.....................................    12

PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters.....................................................................    12
Item 6.           Selected Financial Data ................................................................    14
Item 7.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations .......................................    15
Item 7A.          Quantitative and Qualitative Disclosures about
                  Market Risk.............................................................................    32
Item 8.           Financial Statements and Supplementary Data ............................................    32
Item 9.           Changes in and Disagreements with Accountants
                  and Accounting and Financial Disclosure ................................................    53

PART III

Item 10.          Directors and Executive Officers of the Registrant .....................................    53
Item 11.          Executive Compensation .................................................................    55
Item 12.          Security Ownership of Certain Beneficial Owners and Management .........................    57
Item 13.          Certain Relationships and Related Transactions..........................................    59

PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K ........................    60

SIGNATURES        ........................................................................................    62


ITEM 1. BUSINESS

OVERVIEW


Promotions.com, Inc. is a leading provider of integrated custom promotions and direct marketing services that build sales and brand awareness for marketers. Our Company leverages its extensive promotion experience, Internet expertise and proprietary technology infrastructure with a broad range of promotion and direct marketing tools to optimize marketing spending and provide quantifiable results for our customers.


Our patent-pending iDIALOG(TM) technology is the platform for our solutions and enables our customers to use pre-selected criteria to deliver targeted offers to consumers during a promotion. During the year ended December 31, 2001, we served promotions and offers for more than 249 customers.

Promotions.com, Inc.'s revenues are derived from two principal sources as follows:

         PROMOTIONS.COM - Promotions.com provides the products, services and technology infrastructure to run integrated client-branded promotions on our customer's Web sites and integrate these promotions with its customers overall marketing campaigns. Customers during 2001 included Kraft Foods, NBC, Citibank, AOL, General Mills and RoadRunner. These services accounted for 31% of the total revenue for the company for the year ended December 31, 2001.


         WEBSTAKES.COM - Webstakes.com is a leading member-based direct marketing Web site dedicated to Internet promotions. Webstakes.com provides marketers with a variety of promotion advertising, direct marketing sponsorship and email marketing opportunities to reach a database of more than ten million demographic profiles. Webstakes.com runs on the iDIALOG(TM) direct marketing technology platform, allowing its customers to deliver the right promotional offer, to the right consumer, at the right time. Customers include Outward Media, Traffix, Vivendi Universal, Lightspeed Research and WebMD. These services accounted for 69% of the total revenue for the company for the year ended December 31, 2001. During 2001 one customer accounted for more than 5% of WEBSTAKES.COM'S revenue.


Promotion and direct marketing tools are used by marketers to encourage consumer spending. Promotions are designed to stimulate an immediate action and could include a product purchase, a request for further information or a visit to a place of business for the purchase of a specific product or service. American businesses spent more than $101 billion on promotion marketing domestically in 2000, a 8.1% increase over 1999, according to PROMO Magazine Promotions include sweepstakes, premium incentives, product samples, coupons, points and loyalty programs, rebates (cash incentives paid upon a purchase), games, contests and promotional research.


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

OVERVIEW OF OUR iDIALOG(TM)TECHNOLOGY PLATFORM


Promotions.com, Inc.'s proprietary iDIALOG(TM) technology, a promotion tracking and reporting tool, serves as the enabling platform for all of our solutions. This centralized promotion management technology, resident on our servers, is linked to every promotion and instantaneously completes the offer matching, targeting and delivering functions. Detailed daily online performance reports allow marketers to actively monitor and react to the success of particular promotions, marketing campaigns and Web site traffic patterns. We have leveraged the iDIALOG(TM) technology to develop additional promotional products including, among others, online games, email marketing services and KIDSAFE(TM) technology, which provides marketers with the ability to run promotions compliant with the Children's Online Privacy Protection Act (COPPA) of 2000.


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


Our operating infrastructure is designed to support the creation and delivery of millions of page views each day. This infrastructure currently uses hundreds of applications, along with Web and database servers to provide timely and efficient delivery of our services to customers and members. Our servers run on Unix and Linux operating systems and our standard database system is Oracle.

Consumers utilize Promotions.coms iDIALOG(TM) technology each time they participate in a promotion. The following steps illustrate how they interface with the technology:


1. Web user enters a promotion utilizing the Company's iDIALOG(TM) technology.
2.    Web user selects the prize incentive they are interested in winning.
3. iDIALOG(TM) receives the request and checks if the Web user has already voluntarily registered in our database.
4. If the Web user has not completed the initial voluntary registration in our database, they are presented with a registration form to complete. Upon completion of the registration form, the Web user's browser requests a targeted offer from a Promotions.com server.
5. If the Web user is already registered in our database, the Web user's browser requests a targeted offer from a Promotions.com server.
6. Promotions.com iDIALOG(TM) then compares the Web user's profile with the targeting criteria of the hundreds of offers available in its database and instantly delivers a targeted offer. The Web user can 'opt-in' or 'pass' on the targeted offer.
7. Our servers then direct the Web user's browser to the marketer's desired targeted destination.

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

Additional and Supplemental Technologies
With the implementation of new technologies, we have leveraged and expanded the capabilities of our IDIALOG technology platform to include additional, supplemental promotional products and services, including;

     1.  KidSafe(TM)
         A proprietary technology and process that allows marketers to market safely to children by gaining the necessary parental permission in compliance with the Children's Online Privacy Protection Act (COPPA) of 2000, and general corporate guidelines.

     2.  Pro-motor Promotional Engine
         A software platform that allows us to provide our clients a single, scalable and secure database-driven technology to launch multiple promotional campaigns.

     3.  "Secure Link" Promotions
         System and technology designed to facilitate secure transactions between our promotional servers, and those of our clients. The technology works in conjunction with the Secure Socket Technology ("SSL") protocol, and is especially important for our interactions with banking companies, and other marketers maintaining sensitive information for their customers.

     4.  Online Game Engines
         A complete set of promotional marketing tools designed to power stand-alone or integrated (online/offline) promotions of any scale and scope, including:

               o  Sweepstakes
               o  Instant Win games
               o  Match-n-Win games
               o  Hidden image games
               o  Scavenger Hunt games
               o  Contests

During 2001, our Internet connectivity was provided by Exodus of New York. In 2002, we transitioned to a new facility at Equinix in New Jersey, which transition was completed by the end of February 2002. Equinix provides provides unlimited bandwidth and redundant connectivity for our servers to communicate with the end users. The facility provides physical security in the form of ID checks (in both human and digital form) and multiple locks on all cages and cabinets housing servers; has two independent uninterruptible power supplies, as well as two independent diesel generators designed to provide power to the systems within seconds in the event of a power outage. We safeguard our information using large RAID devices, and run scheduled back-ups of all application and database servers on both a partical (incremental throughout each day) and full (complete each night) basis. Back up tapes are swapped each month and stored offsite in a secure location.

During the third quarter of 2001, Corsis Technology Group, a provider of software development and onsite infrastructure services, began to provide supplementary technology support, maintenance and hosting of Promotions.com's proprietary iDialog technology platform, software development, and other related services material to the Company's business. See Risk Factors-Dependence on Corsis.

PROMOTIONS.COM SERVICES

Promotions.com provides customers the opportunity to run a promotion on its own Web sites and integrate the promotion into its overall marketing campaign. The promotion is developed with the customer's own brand name and an appearance that is unique and consistent with its own Web site design, while using Promotions.com infrastructure and proprietary technology. The promotions are designed to integrate the online and offline promotional objectives of our customers to maximize a campaign's effectiveness. We provide marketers with a portfolio of targeting products and services, in-depth consumer profiles and comprehensive reporting to develop customized solutions, which create accountability and greater returns for their promotional spending.

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

Strategic Services
o    Creation of the marketing plan including all media components

Creative Services
o Theme, naming and concept development of promotions-the creation of appropriate prize interest categories and custom promotions
o Promotion design and production-create and produce visually attractive, easy-to-use promotions

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

WEBSTAKES.COM SERVICES

Webstakes.com generates revenue through online advertising and email marketing opportunities. It enables marketers to benefit from the offer matching, targeting and delivering functionality provided by our iDIALOG(TM) technology. As a result, marketers can optimize their offer on Webstakes.com by targeting based on a variety of factors including user interest and user geographical location.

Every time a consumer enters a promotion on Webstakes.com, our iDIALOG(TM) technology enables our customers to present these consumers with an offer for products or services. The consumer has the opportunity to accept the offer, decline the offer or to receive an email for more information regarding the offer. Our iDIALOG(TM) technology targets these offers based upon these Web users' demographic profiles and interests.

Responses to these questions are stored in our database, and we send follow-up emails to these Web users if we have been granted permission to do so. Each time a Web user enters a promotion or answers or responds to an iDIALOG(TM) question, our database is updated to include such information.

In 2001, Webstakes.com services were typically sold in direct marketing advertising campaigns. Each campaign included a combination of services tailored to meet a customer's marketing objectives. The quantity and type of media selected for the customer by our direct marketing team is based how we can efficiently achieve the campaign results. Our direct marketing advertising options are:


o    advertising banners impressions

o the number of guaranteed click throughs delivered to a customer's logo, advertisement or Web site

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

During 2001, our pricing model for Webstakes.com services shifted due to customer demand from a cost-per-click and cost-per-thousand pricing model to a cost-per-action pricing model. In the past the Company had a cost-per-click and cost-per-thousand pricing model where we were only required to deliver a visitor to our customer's web site or to show a customer's advertisement on a determined amount of our web pages in order for us to earn revenue. A cost-per-action pricing model requires the Company to not only deliver the aforementioned, but also our members must perform a specific action once on the site such as purchasing a product or registering as a member of the site in order for us to earn revenue.

Since its inception in 1996, Webstakes.com has offered consumers a chance to receive offers and win prizes in different interest categories. In January 2001, Webstakes.com changed its focus from category-based prizes to instant win game type offerings with the chance to win one grand prize of $25,000, five first place prizes of $1,000, 100 second place prizes of $100 and 1,500 third place prizes of $5 each quarter. Additionally, we continue to offer consumers the opportunity to win popular prizes. We call these types of prizes, Hot Prizes. The following is an example of Hot Prizes that may be offered from time to time on Webstakes.com:


1.   Home Gym
2.   DVD/CD Player
3.   Sears Gift Card
4.   Home Depot Card
5.   Home Theater
6.   27" TV
7.   $200 Target Card
8.   MP3/CD Player
9.   Flat Monitor
10.  CD Burner
11.  Walmart Card
12.  Sony TiVO

Membership Registration and Newsletter Subscriptions

Visitors to Webstakes.com must register as members to participate in our promotions and receive email offers. Visitors become members by completing our one-time registration form that requires them to provide certain demographic information. Once this information is provided, a visitor becomes a lifetime member and never has to provide the registration information again, other than to update any changed information, to enter any other promotion on Webstakes.com.

Many of our members choose to subscribe to our Webstakes.com newsletters. We publish both a weekly edition, the Webstakes Update, which currently has more than 3.7 million subscribers, and a daily edition, the Daily Reminder, which currently has more than 2.0 million subscribers. These newsletters are 100% opt-in - they are only distributed to members who have specifically requested to receive them, either during our registration process, through an iDIALOG(TM) offer or some other venue. The newsletters are primarily used for retention efforts by providing an important means for us to communicate with our members and to provide them with information about our promotions and also allows us to generate revenue through advertisement placements for our customer.

Webstakes.com also provides email marketing services, giving marketers access to the Company's database of opt-in consumers. Webstakes.com provides comprehensive direct marketing services including email campaign management and lead generation. Our services enable marketers to target their products and services to consumers who have opted-in to receive such offers. These consumers can opt-out of, or unsubscribe from, receiving such offers at any time.

We provide access to our opt-in list, email delivery services and promotional tools to enhance email results as follows:

      EMAIL ADDRESS LIST RENTAL. We provide marketers with services to reach consumers fitting their targeted criteria to help achieve maximum response rates to their offers. Webstakes.com manages email campaigns on behalf of direct marketers, enabling them to precisely target emails based on the full demographic profiling available in our database. We support more than 20 different selection criteria. Our direct marketing staff can provide assistance with email address list recommendations. Full creative services are available including copywriting and design of html email messages.

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

Sendthisaround.com

We also manage and run a humor based web site called Sendthisaround.com. This site is for sending jokes to friends and family. We collect jokes from sources on the internet and post them on the site. We also send out an opt-in email to 900,000 consumers informing them of new jokes posted on the site. To date, we have not earned any significant revenue from this site. We plan to sell advertising on this site in the same manner that we sell advertising on Webstakes.com.


SALES AND MARKETING

UNITED STATES

We sell our promotion and direct marketing solutions in the United States, through a sales and marketing team that consisted of 12 employees as of December 31, 2001. These employees are located in New York, NY and Chicago, IL. Our sales organization is divided into two dedicated groups, a Webstakes.com group and a Promotions.com group, that separately sell our services and product offerings.

CUSTOMERS

We served approximately 249 customers in 2001. In 2001, our five largest customers accounted for approximately 32% of our revenues.

A single customer, Kraft Foods, accounted for approximately 6% of the Company's total revenues for the year ended December 31, 2001.

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

Promotions.com has always valued the trust of its members, which the Company believes has been a positive factor contributing to the Company's growth over the past five years. The Company maintains a 100% opt-in policy to ensure that the consumer always decides what type of marketing messages they receive from the Company and its partners.

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

Please see Risk Factors - We face significant competition, and we may not be able to compete successfully for a more detailed description of the risks relating to our competition.

Employees

As of December 31, 2001, we employed 25 people including 12 in sales and marketing, 3 in engineering and product development and 10 in finance, human resources, business operations and administration. We are not subject to any collective bargaining agreements and believe that our relationship with our employees is good.

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

Our principal executive offices are located at 268 West 44th Street, 4th Floor, New York, New York 10036. Our telephone number is (212) 971-9800.

ITEM 2.  PROPERTIES

At December 31, 2001, our principal offices were located in a 4,950 square foot facility in New York, New York. We subleased this space on October 7, 2001 for six months. We believe this facility is sufficient for our current needs. This sublease expires on March 31, 2002 and the sublessor has agreed to extend the sublease for thirty days. To the extent that the Company needs additional time we will request that the sublessor extend our sublease until we are able to find other office space. There can be no assurances that the sublessor will extend our sublease or that office space will be available on terms favorable to us, or available at all. In addition at December 31, 2001 we were leasing 5,500 square feet of office space in New York, New York which we no longer occupy. In February of 2002, we entered into an agreement with the landlord to terminate this lease.

The Company previously leased its corporate office headquarters at 450 West 33rd Street, New York, NY. In September 2001, as part of a settlement agreement, the Company agreed to surrender its office space in that building along with leasehold improvements and furniture and fixtures in return for a release from its lease commitment, the return of its $1.6 million security deposit and the payment of $900,000 owed to the Company by the landlord for reimbursement for expenses to equip, decorate and furnish the leased premises. The landlord returned the $1.6 million security deposit, set off the back rent against the $900,000 reimbursement allowance and agreed to pay the net amount of $622,000 upon satisfaction of certain conditions or the passage of time, $200,000 of which was placed in escrow. In February of 2002, at the request of iVillage, the Company agreed to reduce the payment by $7,500 in return for the landlord placing the balance owed in escrow.

ITEM 3.  LEGAL PROCEEDINGS

On December 3, 2001, a complaint was filed in the Supreme Court, county of New York. state of New York by BPW Company, Inc. f/k/a Editor & Publisher Co., Inc., The complaint alleged that the Company breached a lease agreement between the Company and BPW Company, Inc. relating to space located at 11 West 19th Street, New York, New York and sought damages in the amount of $180,052 through November 30, 2001. The parties entered into a settlement agreement relating to this litigation in February 2002.

On December 21, 2001, a complaint was filed in the Superior Court, County of San Mateo, State of California by E.piphany, Inc. E.piphany is a software company that the Company engaged in February 2000 to provide an email management software solution for Webstakes. The complaint alleges a breach of the provisions of a written agreement between E.piphany and the Company, involving a software license and service agreement entered into between the parties. The complaint seeks an award of $689,172 plus interest thereon. On February 25, 2002, the Company filed an answer and counterclaim to E.piphany's complaint alleging breach of contract, breach of warranty and consequential damages. The Company's counterclaim seeks an award of $1.0 million in damages, plus interest.

The Company believes that it has several defenses to the claims asserted against it by E.piphany and intends to vigorously defend against these claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

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

Market Information

Since our initial public offering on September 24, 1999 through June 29, 2001, our common stock was traded on the Nasdaq National Market. From September 24, 1999 through February 1, 2000, our stock traded under the symbol "IWIN" and from February 2, 2000 through June 29, 2001, our stock traded under the symbol "PRMO." Since June 29, 2001 our stock has been trading on the Over the Counter Bulletin Board. Since June 29, 2001, our stock trades under the symbol "PRMO.OB". The following table sets forth the high and low closing prices of the common stock, for the periods indicated, as reported by the Nasdaq National Market and the Over the Counter Bulletin Board.

                                                               High    Low
                                                               ----    ---
     Year Ended December 31, 2001
     First Quarter..........................................  $ 0.69  $0.24
     Second Quarter.........................................  $ 0.50  $0.15
     Third Quarter..........................................  $ 0.40  $0.15
     Fourth Quarter.........................................  $ 0.49  $0.16

     Year Ended December 31, 2000
     First Quarter..........................................  $22.31  $8.50
     Second Quarter.........................................  $ 8.88  $4.50
     Third Quarter..........................................  $ 6.69  $1.63
     Fourth Quarter.........................................  $ 1.84  $0.19

     Year Ended December 31, 1999
     Third Quarter (commencing September 24, 1999)..........  $11.50  $8.88
     Fourth Quarter.........................................  $26.19  $6.28

The market price of our common stock is highly volatile and fluctuates in response to a wide variety of factors. See "Risk Factors" and "Management Discussion and Analysis - Liquidity and Capital Resources".

Holders
On February 15, 2002, we had approximately 84 holders of record of common stock. This does not reflect persons or entities who hold their stock in nominee or "street" names through various brokerage firms.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read together with the financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7. The statement of operations data for the years ended December 31, 2001, 2000, and 1999 and the balance sheet data as of December 31, 2001 and 2000, are derived from our audited financial statements included in this annual report. The statement of operations data for the years ended 1998 and 1997 and the balance sheet data as of December 31, 1999, 1998 and 1997 has been derived from our audited financial statements not included in this annual report.

                                                                                     Year Ended December 31,
                                                          -----------------------------------------------------------------------
                                                              2001            2000              1999          1998         1997
                                                              ----            ----              ----          ----         ----
                                                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Statement of Operations Data:
  Revenues ..........................................     $   11,214      $    26,634       $   10,456    $    4,799    $   1,618
  Loss from operations ..............................        (12,042)         (25,786)         (19,023)       (1,338)        (190)
  Extraordinary gain ................................          1,638               --               --            --           --
  Net loss ..........................................         (9,810)         (24,382)         (18,371)       (1,414)        (227)
  Net loss attributable to common
    Stockholders(1) .................................     $   (9,810)     $   (24,382)      $  (27,083)   $   (1,414)   $    (227)
                                                          ==========      ===========       ==========    ==========    =========
Basic and diluted net loss per share
Loss before extraordinary item ......................     $    (0.79)     $     (1.71)      $    (3.61)   $    (0.27)   $   (0.05)
                                                          ==========      ===========       ==========    ==========    =========
Extraordinary item ..................................     $     0.11               --               --            --           --
                                                          ==========      ===========       ==========    ==========    =========
Net loss attributable to common
  Stockholders(1) ...................................     $    (0.68)     $     (1.71)      $    (3.61)   $    (0.27)   $   (0.05)
                                                          ==========      ===========       ==========    ==========    =========
Weighted average shares of
  common stock used in
  computing basic and diluted net
  loss per share ....................................     14,407,019       14,260,218        7,502,575     5,181,356    4,278,916
                                                          ==========      ===========       ==========    ==========    =========

(1) Includes a deemed dividend on the redemption of class A mandatorily redeemable convertible preferred stock of $8,712,352 during the year ended December 31, 1999.

The following table is a summary of our balance sheet as of December 31, 2001, 2000, 1999, 1998 and 1997.

                                                                      As of December 31,
                                               2001          2000          1999           1998         1997
                                               ----          ----          ----           ----         ----
                                                                        (IN THOUSANDS)
Balance Sheet Data:
   Cash(1)..............................     $12,480       $16,094       $34,648            $18         $85

   Working Capital......................      10,494        15,247        41,605         (1,124)       (149)

   Total Assets.........................      17,385        33,635        53,725          1,196         476

   Notes payable (excluding current
     Portion)...........................          --            --            --             67          --
   Total stockholders' equity
     (deficit)..........................      13,836        23,599        47,856           (753)        125

(1) Does not include $1.6 million in restricted cash related to a security deposit on an office lease at December 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Promotions.com, Inc. contains forward-looking statements relating to the future events and the future performance of Promotions.com within the meaning of section 21E of the Securities Exchange Act of 1934, as amended. Words such as "may", "should", "anticipate", "believe", "plan" "estimate", "expect" and "intend", and other similar expressions are intended to identify forward-looking statements. These include, for example, statements regarding barter, future revenues, general and administrative expenses, product development expenses and sales and marketing expenses. Stockholders are cautioned that such statements involve risks and uncertainties. Promotions.com, Inc. actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this report and in Promotions.com, Inc's. other public filings on file with the Securities & Exchange Commission. All forward-looking statements included in this document are based on information available to the company as of the date of this document, and Promotions.com, Inc. assumes no obligation to update these cautionary statements or any forward-looking statements.

OVERVIEW

During 2001, revenue was generated primarily by on-line promotion and email direct marketing services. Principally all of the company's historical revenues have been derived from the sale of on-line promotion and email direct marketing services. We expect to derive substantially all of our revenues from the sale of on-line promotion and email direct marketing services for the foreseeable future.

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the Notes to the Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

REVENUE RECOGNITION

WEBSTAKES.COM revenues are derived principally from service contracts whereby the Company recognizes revenues based on either a "cost-per-click" or a "cost-per-action" pricing model. The contracts typically include cancellation clauses ranging from 30 to 60 days. The Company's revenue recognition policy related to WEBSTAKES.COM services is to recognize revenues ratably over the period during which we provide promotion services, provided that no significant obligations remain and collection of the resulting receivable is reasonably assured. With respect to revenue generated from WEBSTAKES.COM, the Company generally guarantees a minimum number of impressions (i.e. "cost-per-click"), or times that the customer's name, logo or other identifier appears in web or email newsletter pages viewed by visitors to WEBSTAKES.COM, and/or times that our visitors are delivered to our customer's web site. To the extent that these minimum guarantees are not met, the Company defers recognition of the corresponding revenues until the guaranteed levels are achieved. A cost-per-action pricing model requires the Company to not only deliver the aforementioned, but also our members must perform a specific action once on the site such as purchasing a product or registering as a member of the site in order for us to earn revenue. The Company recognizes revenue related to the cost-per-action pricing model when the specific action has been performed on our customers website.

PROMOTIONS.COM services provide custom turnkey solutions to create and manage promotions on a customer's own web site. Revenues are derived principally from contracts in which the company typically provides services for the creation, administration and implementation of the promotion. The Company's revenue recognition policy related to PROMOTIONS.COM services is also to recognize revenues ratably over the period during which we provide promotion services, provided that no significant obligations remain and collection of the resulting receivable is reasonably assured. PROMOTION.COM services revenues were approximately 32%, 19%, and 11% of total revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

Revenues include revenues from barter transactions in which we exchange promotion or direct marketing services for advertising and prizes. Revenues from these barter transactions are recorded as promotion revenues at the lower of the estimated fair value of the goods or services received or delivered and are recognized when we deliver the promotion services. Advertising expenses related to barter are recognized when our advertisements are run on the reciprocal web site, which is typically in the same period as the corresponding barter revenues are recognized. Prize expenses related to barter are recognized when prizes are awarded. In 2001, barter revenues were 13% of our total revenues.

FIXED ASSETS

Fixed assets are stated at cost. Fixed assets under capital leases are stated at the lower of the present value of minimum lease payments at the beginning of the lease term or the leased asset at the inception of the lease. The cost of additions and betterments are capitalized, and repairs and maintenance costs are charged to operations in the periods incurred.

Depreciation of fixed assets is provided for using the straight-line method over their estimated useful lives of three years for computer and office equipment, computer software costs and capital leases. The estimated useful lives used to depreciate furniture and fixtures is five years. Amortization of leasehold improvements is provided for over the lesser of the term of the related lease or the estimated useful life of the improvement. Accumulated amortization includes the amortization of assets recorded under capital leases. The Company recognizes gains or losses on the sale or disposal of fixed assets in the period of disposal.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. This evaluation is based on a number of factors including expectations for operating income and undiscounted cash flows that will result from the use of such assets. In connection with the termination of the lease on our corporate office, the Company abandoned certain fixed assets such as leasehold improvements and furniture and fixtures. During 2001, the Company wrote-off approximately $2.3 million of fixed assets related to the termination of this lease.

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

Disclosure required by Statement of Financial Accounting Standards No. 123,"Accounting for Stock-Based Compensation" ("SFAS No. 123"), including proforma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation, has been included in Note 7 to the financial statements.

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

The Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving highly volatile markets for Internet products and services. These risks include the failure to develop and extend the Company's online service brand, the rejection of the Company's services by web consumers, vendors and/or advertisers, the inability of the Company to maintain and increase the levels of traffic on its online service, as well as other risks and uncertainties. In the event that the Company does not successfully implement its business plan, certain assets may not be recoverable.

Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. As such, currently, the Company does not maintain any off-balance sheet arrangements. See the Liquidity and Capital Resources discussion commencing on page 21for information on liquidity, contractual obligations and commercial commitments.

The period-to-period comparisons of our historical operating results should not be relied upon as indicative of future performance. Our annual report should be considered in light of the risks, expsense and difficulities encountered by companies in the early stages of development, particularly companies in the extremely volatile Internet industry. We anticipate that we will incur operating losses for the foreseeable future. Our revenues are highly dependent on revenues from internet companies and are susceptible to the volatility in the internet market and the high number of internet companies decreasing their marketing budgets, therefore we are not able to predict future revenue patterns.

RESULTS OF OPERATIONS
Years Ended December 2001 and 2000

Revenues. Revenues primarily result from the sale of on-line promotion and email direct marketing services. However, during the year ended December 31, 2001 we recognized $1.3 million of revenue from a software license agreement. We do not expect to see future revenues from this software license agreement. Revenues were approximately $11.2 million for 2001 and $26.6 million for 2000. We recorded barter revenues of approximately $ 1.5 million during 2001 and $2.8 million during 2000, representing approximately 13% and 10% of total revenues during those periods. Barter transactions allow the Company to acquire members and increase the size of our database without having to spend capital. We currently spend approximately $200,000 per quarter to acquire members. As part of our efforts to streamline cost and preserve our cash we intend to utilize some of our unsold inventory in barter transactions. Acting in this manner has saved us approximately $300,000 per quarter in member acquisition costs and has also resulted in an increase in barter transactions as a percentage of revenue. We expect this will have no adverse impact on cash revenues as we only intend to use unsold inventory. We would like our barter transactions to be approximately 15%-25% of our revenue in the future. The period-to-period decrease in revenues was primarily attributable to the decreasing number of marketers purchasing promotional services. Approximately 249 customers purchased promotional services during 2001 compared to 429 during 2000. A significant amount of the decrease in customers is related to our WEBSTAKES.COM business in which many of our dot-com customers either merged or ceased doing business during the year. No one customer accounted for more than 10% of total revenue and two customers accounted for more than 10% of net accounts receivable for the year ended December 31, 2001. No one customer accounted for more than 10% of total revenue and only one customer accounted for more than 10% of net accounts receivable for the year ended December 31, 2000. In 2001 and 2000, revenues from the Company's five largest customers accounted for 32% and 22% of total revenues, respectively.

There has been tremendous volatility in the online media market and market prices for Web-based services have decreased due to competitive and marketing factors. In addition, the downturn in the economy has severely affected our business and we have experienced a 62% decrease in revenues, excluding software license revenue, from last year. This downturn has resulted in our customers canceling long term contracts, making smaller purchases and placing more pricing pressure on us. This pricing pressure has resulted in a decrease in our rate cards and has shifted our pricing model on WEBSTAKES.COM from a "cost-per-click" and "cost-per-thousand" to a "cost-per-action" pricing model. In the past the Company had a cost-per-click and cost-per-thousand pricing model where we were only required to deliver a visitor to our customer's web site or to show a customer's advertisement on a determined amount of our web pages in order for us to earn revenue. A cost-per-action pricing model requires the Company to not only deliver the aforementioned, but also our members must perform a specific action once on the site such as purchasing a product or registering as a member of the site in order for us to earn revenue.

While the Company has been most significantly affected as a result of its business with consumer dot-com customers, the downturn has also affected the spending habits of certain of our traditional customers as well which has, in turn, negatively impacted our business. Management believes that revenues could decline further during 2002. There can be no assurances that customers will continue to purchase promotional services, that customers will not continue to make smaller and shorter term purchases, or that market prices for Web-based promotional services will not continue to decrease due to competitive or other market factors.

Promotions.com launched Chakkalina.com, the Japanese equivalent to Webstakes.com, in June 2000. In March 2001, ITX Corporation licensed Promotions.com's iDialog direct marketing technology and acquired our Japanese assets for $1.3 million in cash. Payments totaling $1.3 million were received from ITX Corporation during the year ended December 31, 2001 and have been recorded as revenue. As part of our licensing agreement with ITX Corporation, ITX Corporation uses Promotions.com's iDialog platform to run the Japanese sweepstakes portal, Chakkalina.com.

Product Development Expenses. Product development expenses include the personnel costs associated with the design and development of WEBSTAKES.COM and PROMOTIONS.COM, our promotions infrastructure and technology, as well as software licensing costs. Product development expenses were approximately $4 million or 36% of total revenue for 2001 and $4.9 million or 18% of total revenues for 2000. The period-to-period percentage increase is a result of the decrease in the level of the company's operations for the year ended December 31, 2001 compared to the year ended December 31, 2000. The year ended December 31, 2001 included expenses related to the enhanced features for Webstakes.com, PROMOTIONS.COM and the Japanese website, while none of these features were present during the year ended December 31, 2000. We do not plan to introduce many new products or features and we no longer have our Japanese sweepstakes portal, Chakkalina.com. In addition, certain product development expenses related to hosting our website are dependent on the volume of transactions that take place on the site as well as certain technology infrastructure necessary to operate our business and not the amount of revenue the company earns. Since there has been a reduction in our standard rates and not a significant reduction in the volume of transactions, we have not experienced a significant decrease in product development expenses. We are looking into ways of reducing these expenses and have a new contract in place with our hosting facility which began in the first quarter of 2002. We also reduced the number of engineers at the end of the fourth quarter of 2001 by outsourcing our technology department. We therefore expect these expenses to decrease in future periods.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of advertising, salaries and commissions of sales and marketing personnel, costs of trade shows, conventions and marketing materials and other marketing expenses. Sales and marketing expenses were approximately $10 million for 2001 or 89% of total revenues and $33.7 million for 2000 or 127% of total revenues. The period-to-period decreases reflect the cost cutting measures taken at the end of 2000 and continued through 2001. During the restructuring (see below) in the fourth quarter of 2000, we reduced the number of sales and marketing employees, cut our marketing expenditures, eliminated certain consultants, reduced the number of trade shows and conventions we attend and decreased the purchasing of marketing collateral. In addition, we had a further reduction in staff at March 30, 2001. Advertising costs included in sales and marketing expenses also includes the amortization of our Matchlogic and Excite agreements. Our Matchlogic and Excite agreements expired in June 2001 and were not renewed. The non-renewal of these agreements has not affected our business. These agreements accounted for approximately $2.2 million in amortization expense each quarter and will not be present next year.

General and Administrative Expenses. General and administrative expenses consist primarily of services and related costs of general corporate functions, including finance, accounting costs and facilities. General and administrative expenses were approximately $8.1 million for 2001 or 72% or total revenue and $12.8 million for 2000, or 48% of total revenues. The absolute dollar decrease in general and administrative expenses reflects the restructuring plan the Company put into place in the fourth quarter of 2000. The Company did not fully realize the benefits of this restructuring until 2001. The period-to-period increase as a percentage of revenue is due to the decline in revenue during the period. While we decreased expenses, revenue also decreased but at a greater percentage than we were able to decrease expenses. Our restructuring reduced the number of general and administrative employees; we closed certain offices and consolidated other offices, and negotiated better terms with certain vendors. Since our Directors and Officers insurance and our office expense for 2001 were fixed costs we were unable to reduce a significant portion of our general and administrative expenses as revenue continued to decline. In September 2001, we were released from the lease on our corporate headquarters. This will save the Company approximately $115,000 per month in rental expense. See "Liquidity and Capital Resources" below. We expect that our general and administrative expenses as a percentage of revenue will increase as revenue declines since certain fixed costs can not be reduced. We therefore expect, in the near future, these expenses to decrease only in absolute dollars, and not as a percentage of revenue, as we continue our efforts to streamline costs.

Restructuring. On October 4, 2000 we announced our restructuring plan which included reducing our workforce, consolidating three business units into two, closing two of our offices and scaling down our international expansion plans. Our restructuring plan was developed to preserve the company's cash resources. We incurred a restructuring charge of $1 million in the fourth quarter of 2000.

Interest Income, Net. Interest income, net of expense, consists primarily of interest earned on our cash balance and the interest expense on our outstanding debt. We recognized net interest income of approximately $593,000 for 2001 and $1.4 million for 2000. This decrease is primarily attributable to a lower average cash balance, principally due to the use of proceeds to cover operating expenses. Interest income in future periods is likely to go down as a result of a reduction in average cash balances maintained by the Company and changes in the market rates of its investments.

Income Taxes. No income tax benefit is reflected in the financial statements as a valuation allowance was provided for deferred tax assets relating to net operating losses. As of December 31, 2001, we had approximately $53.1million of federal net operating loss carryforwards for tax reporting purposes to offset future taxable income. Our federal net operating loss carry forwards expire in the years 2013 through 2020.

Comparison of Years Ended December 2000 and 1999

Revenues. Revenues were approximately $26.6 million for 2000 and $10.5 million for 1999. We recorded barter revenues of approximately $2.8 million during 2000 and $2.1 million during 1999, representing approximately 10% and 20% of total revenues during those periods. This decrease is directly related to our past efforts to decrease barter transactions as a percentage of revenue. During 2000, we spent approximately $600,000 per quarter to acquire members.

The period-to-period growth in revenues was primarily attributable to the increasing number of marketers purchasing promotional services from both divisions of the Company. Approximately 429 customers purchased promotional services during 2000 as compared to approximately 220 in 1999. No one customer accounted for more than 10% of total revenue and only one customer accounted for more than 10% of net accounts receivable for the year ended December 31, 2000. No one customer accounted for more than 10% of total revenues or net accounts receivable for the years ended December 31, 1999. In 2000 and 1999, revenues from the Company's five largest customers accounted for 22% and 17% of total revenues, respectively. Although we experienced significant period to period growth in revenues, our revenues decreased in the fourth quarter of 2000 for the second straight quarter due to the cancellation of certain long-term contracts, customers making smaller purchases and continued pricing pressure on internet advertising rates. The Company has been adversely affected by the decline in marketing related expenses associated with its business to consumer dot-com customers. In conjunction with this slowdown, the Company experienced increasing competition which resulted in a decrease in rate cards and shifted our pricing model from a "cost-per-click" and "cost-per-thousand" to a "cost-per-action" pricing model. In the past the Company had a cost-per-click and cost-per-thousand pricing model where we were only required to deliver a visitor to our customer's web site or to show a customer's advertisement on a determined amount of our web pages in order for us to earn revenue. A cost-per-action pricing model requires the Company to not only deliver the aforementioned, but also our members must perform a specific action once on the site such as purchasing a product or registering as a member of the site in order for us to earn revenue. In the fourth quarter of 2000, we began to experience a number of customers requesting this type of pricing model since it is perceived to have a higher return on marketing investment.

Product Development Expenses. Product development expenses were approximately $4.9 million or 18% of total revenues for 2000 and $2.1 million for 1999, or 20% of total revenues. The year-to-year increases in absolute dollars are primarily attributable to increases in the number of engineers that develop and enhance the features and functionality of WEBSTAKES.COM and, in 1999, the Company's increased focus on PROMOTIONS.COM services. These increases are also attributable to the roll-out of new products and our international expenditures. During the restructuring (see below) in the fourth quarter of 2000, we reduced the number of employees in product development and we put our international expenditures on hold.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $33.7 million for 2000 or 127% of total revenues and $19.9 million for 1999, or 190% of total revenues. The period-to-period increases in absolute dollars reflect the growth of the Company and are due to increases in advertising costs, compensation expense associated with the growth of the Company's sales force and marketing personnel and an increase in sales commission associated with the increase in revenues. In 1999, the increase was primarily attributed to an increase in advertising costs associated with the Company's aggressive marketing strategy. During the restructuring (see below) in the fourth quarter of 2000, we reduced the number of sales and marketing employees, cut our marketing expenditures, eliminated certain consultants, reduced the number of trade shows and conventions we attend and decreased the purchasing of marketing collateral.

General and Administrative Expenses. General and administrative expenses were approximately $12.8 million for 2000, or 48% of total revenues and $7.5 million for 1999, or 71% of total revenues. The absolute dollar increase in general and administrative expenses were primarily attributable to increased salaries and related expenses associated with hiring additional personnel, and increased professional fees and facility expenses to support the growth of our operations and the operations of a public company. The increase was also due in part to an increase in allowance for doubtful accounts. This period-to-period increase in the allowance for doubtful accounts was the result of an increase in cash revenues. During the restructuring (see below) in the fourth quarter of 2000, we reduced the number of general and administrative employees, we closed certain offices and consolidated other offices, and negotiated better terms with certain vendors.

Restructuring. On October 4, 2000 we announced our restructuring plan which included reducing our workforce, consolidating three business units into two, closing two of our offices and scaling down our international expansion plans. Our restructuring plan was developed to preserve the company's cash resources. We took a restructuring charge of $1 million in the fourth quarter of 2000.

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

Interest Income, Net. Interest income, net of expense, consists primarily of interest earned on our cash balance and the interest expense on our outstanding debt. We recognized net interest income of approximately $1.4 million for 2000, and $652,000 for 1999. This increase was primarily attributable to a higher average cash balance, principally due to proceeds received from a private placement and initial public offering during 1999.

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

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private and public placement of equity securities and the incurrence of indebtedness. On September 24, 1999, we completed our initial public offering of 3,575,000 shares of common stock for gross proceeds of $50.1 million and net proceeds of $44.9 million, after deducting expenses of the offering.

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

Net cash used in operating activities was approximately $3.5 million in 2001 compared to $11.3 million in 2000. The decrease in cash used in operations during 2001 was primarily due to a decrease in net loss as well as a decrease in prepaid expenses and other assets of $3.7 million along with a decrease in accounts receivable of $2.4 million. These decreases were offset by decreases in accounts payable and accrued liabilities. The decrease in prepaid expenses and other assets is directly related to the amortization of our prepaid assets with Matchlogic, Inc. and Excite. The decrease in cash used in operations during 2000 was primarily due to a decrease in prepaid expenses and other assets of $8.7 million combined with an increase in accounts payable offset by increases in net loss and accounts receivable. The decrease in prepaid expenses and other assets is directly related to the amortization of our prepaid assets with Matchlogic, Inc. and Excite.

Net cash provided by investing activities was approximately $674,000 in 2001 compared to net cashed used in investing activities of $6.9 million for 2000. As of December 31, 2001, our principal capital commitments consisted of obligations outstanding under operating and capital leases which we subsequently settled in February 2002 (See Footnote 17 to the financial statements). The increase in net cash provided by investing activities is primarily related to the refund of our security deposit offset by the purchase of fix assets. In 2000, we used $5.3 million in investing activities for capital expenditures, primarily the acquisition of equipment and the build out of our corporate office. In addition, we used $1.6 million as a security deposit on our corporate office. We estimate that our capital expenditures will be approximately $500,000 for 2002. We currently expect that our principal capital expenditures through 2002 will relate to improvements to our technical infrastructure.

Net cash used by financing activities was approximately $744,000 for 2001 compared to $334,000 for 2000 and net cash provided by financing activities of $64.4 million for 1999. Net cash used in financing activities in 2001 and 2000 were primarily attributable to principal payments on notes payable and capital lease obligations. Net cash provided by financing activities in 1999 was primarily attributable to our private placements and initial public offering. To date, we have made all payments due under the capital lease obligation.

We have a financing agreement with a leasing company for the leasing of equipment in an amount up to $1.0 million in operating and/or capital leases, collateralized by certain accounts receivable and the equipment purchased pursuant to the agreement. During 2000, the financing agreement was increased to $2.0 million in exchange for the Company issuing warrants to purchase 13,345 shares of the Company's common stock. As of December 31, 2001, we had approximately $2.2 million of equipment outstanding under the agreement. The leases have terms of up to three years and the interest rates under the leases range from 8 1/2% to 13%. We are required to make monthly payments of interest and principal under the leases. In February 2002, the Company entered into an agreement with Leasing Technologies International, Inc. ("LTI") to purchase substantially all of the equipment under the capital leases the Company has with LTI. The agreement requires that the Company make a one-time payment of approximately $940,000 to obtain the title to the equipment under lease.

We had a two-year sponsorship agreement with Excite under which Excite agreed to promote WEBSTAKES.COM through ad banner placements and links to WEBSTAKES.COM and its promotions on Excite.com., Web Crawler.com and Classified 2000.com. The Company prepaid Excite $5.6 million during 1999 for this two-year agreement. At Home Corporation, the parent company of Excite, was a principal stockholder of the Company. Each quarter, through the second quarter of 2001, we recognized approximately $683,000 of expense related to this agreement. This agreement expired in June 2001 and was not renewed.

We had a two-year service agreement with MatchLogic, Inc., a wholly owned subsidiary of Excite, pursuant to which MatchLogic provided ad serving and targeting, data processing analysis, enhancement and other services to Promotions.com. The Company prepaid MatchLogic $13.1 million during 1999 for this two-year agreement. Each quarter, through the second quarter of 2001, we recognized approximately $1.5 million of expense related to this agreement. This agreement expired in June 2001 and was not renewed.

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

During the third quarter of 2001, the company lost its listing with the Nasdaq National Market for its inability to maintain a minimum bid price of $1.00 as required by the Marketplace Rule 4310(c)(8)(B). The Company now trades under the symbol PRMO.OB on the Over the Counter Bulletin Board.

In September 2001, the Company entered into a stipulation of settlement agreement related to its former corporate office at 450 West 33rd Street, New York, NY. As part of the settlement agreement, the Company was to surrender its office space along with its leasehold improvements and furniture and fixtures in return for a release from its lease commitment, the return of its $1.6 million security deposit and the payment of $900,000 owed to the Company for the reimbursement for expenses to equip, decorate and furnish the leased premises. The Company moved its corporate offices to 268 West 44th Street, New York NY 10036. The landlord off-set the back rent owed against the $900,000 reimbursement so the net amount to the company related to this reimbursement is approximately $622,000 at December 31, 2001. This amount has been recorded as a receivable at December 31, 2001. The Company has recorded an approximate $996,000 loss related to expenses associated with the termination of its lease during the year ended 2001.

Management believes that the Company's current cash resources coupled with its cost reductions will be sufficient to fund the Company's planned expenditures through December 31, 2002. Our future liquidity and capital requirements depend on numerous factors. For example, if our losses from operations continue and or increase in the near future and we cannot attain profitability our future capital requirements will be affected, which could result in requiring us to obtain additional financing to fund operations. There can be no assurances that the Company will be successful in reducing its expenditures to a necessary level. If the Company is unable to reduce its expenditures and adequate funds are not available on acceptable terms, we may be unable to fund our business, successfully promote our brand name, develop or enhance our services or respond to competitive pressures. There can be no assurances that any required additional financing will be available on terms favorable to us, or will be available at all. Any of these events could have a material adverse effect on our business, results of operations or financial condition. In addition, during 2001, we continued to explore certain strategic alternatives including a merger, sale or spin-off of certain assets and business units. See "Recent Development" below.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement of Financial Accounting Standard No. 141, "Business Combinations " ("SFAS 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 establishes accounting and reporting procedures for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Goodwill will be subject to an annual impairment test, including a transitional impairment test required upon adoption of SFAS 142, which companies have six months to complete. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of this statement to have a significant impact on the Company's results of operations or financial position.

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"). The objective of SFAS 143 is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets. The retirement obligations included within the scope of this project are those that an entity cannot avoid as a result of either the acquisition, construction or normal operation of a long-lived asset. Components of larger systems also fall under this project, as well as tangible long-lived assets with indeterminable lives. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this statement to have a significant impact on the Company's results of operations or financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121 and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of this statement to have a significant impact on the Company's results of operations or financial position.

RECENT DEVELOPMENT

On February 11, 2002, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among iVillage Inc. ("iVillage"), Virgil Acquisition Corp., a wholly-owned direct subsidiary of iVillage ("Merger Sub"), and the Company. Pursuant to the Merger Agreement, Merger Sub will commence a tender offer (the "Offer") to acquire all of the outstanding shares of the Company's common stock for and aggregate of (i) $3.5 million in iVillage's common stock and (ii) approximately $9.8 million in cash. Assuming conversion of all in-the-money stock options of the Company, the aggregate purchase price is designed to have a value of approximately $0.87 per share. Following consummation of the Offer, upon the terms and subject to the conditions set forth in the Merger Agreement, iVillage intends to merge Merger Sub with and into the Company (the"Merger") with the Company being the surviving corporation of the Merger, and, as a result of the Merger, the Company will become a wholly-owned subsidiary of iVillage, and each remaining share of the Company's common stock (other than shares held by Merger Sub) will be converted, subject to appraisal rights, into the right to receive the same consideration as is received in connection with the Offer. iVillage intends to file a registration statement with respect to the shares of iVillage's common stock to be issued in connection with the Offer and the Merger. The transaction is structured as a taxable transaction, and thus the Company's stockholders will be taxed on the value of all of the consideration received.

                                  RISK FACTORS

An investment in our Company involves a high degree of risk. You should consider carefully the risks described below, together with the other information contained in this annual report, before you decide to invest or retain your investment in our Company. If any of the circumstances or events contemplated by the following risks actually occur, our business, results of operations and financial condition could be harmed, the trading price of our common stock could decline and you could lose all or part of your investment.

RISKS RELATING TO OUR COMPANY AND OUR BUSINESS

Failure to complete the merger could negatively impact our business and the market price of our common stock.

If the merger is not completed for any reason, we will be subject to a number of risks that may affect our business and stock price, including:

     o        We could be required to pay iVillage a $250,000 termination fee;

     o the market price of shares of our common stock may decline to the extent that the current market price of the shares reflects a market assumption that the merger will be completed;

     o costs related to the merger, such as legal and accounting fees and our investment banking fees, must be paid even if the merger is not completed; and

     o the diversion of management attention from our day-to-day business and the unavoidable disruption to our employees and our relationships with our customers during the period before consummation of the merger, may make it difficult for us to regain our market position if the merger does not occur.

If the merger agreement is terminated and our Board seeks another merger or business combination, our stockholders cannot be certain that we will be able to find another company willing to pay an equivalent price than the price to be paid by iVillage in the offer and the merger.

THE DOWNTURN IN THE ECONOMY HAS RAISED UNCERTAINTIES CONCERNING OUR BUSINESS PROSPECTS.

The national economy has recently experienced a slow down As a result, many of our customers have experienced difficulty in maintaining their current operations and implementing their business plans. Many of these customers have reduced their spending on our products and services, and/or may not be able to discharge their current payables and other obligations to us. The non-payment or late payment of amounts due to us from a significant customer, or the non-payment or late payment by multiple customers which, in the aggregate would negatively impact our financial condition. This would likely have a material adverse impact on our business, financial condition and results of operations.

In addition to intense competition, the overall market for Internet advertising has been characterized in recent quarters by increasing softness of demand, the reduction or cancellation of contracts, an increased risk of uncollectible receivables from customers, and the reduction of Internet advertising budgets, especially by Internet-related companies. Many of our customers that are Internet-related companies are anticipating, have experienced and/or may continue to experience, difficulty raising capital, and therefore have elected, or may in the future elect, to scale back the resources they devote to advertising, including on our website. Other companies in the Internet industry have depleted their available capital, and could cease operations or file for bankruptcy protection. If the current environment for Internet advertising does not improve, our business, results of operations and financial condition would likely be materially adversely affected. In addition, if the present general economic conditions continue, it may significantly impact (i.e., non-internet) companies doing internet promotions, which would likely also have a material adverse impact on our business, results of operations and financial condition.

OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT.

We were incorporated, and launched our first promotion, in January 1996. Accordingly, we have a limited operating history upon which to evaluate our operations and future prospects. In addition, our revenue model is evolving and relies substantially upon the growth of promotion spending on the Internet and our ability to become a full-service Internet promotion company. As an early stage company in a new and rapidly evolving volatile market, we face risks and uncertainties relating to our ability to successfully implement our business plan, which is described in more detail below. We may not successfully address these risks.

OUR BUSINESS MODEL IS UNPROVEN AND CHANGING.

Our business model consists of providing businesses and merchants with Internet promotion solutions. We have limited experience as a company and, additionally, the Internet, on which our business model relies, is still unproven as a business medium. Accordingly, our business model may not be successful, and we may need to abandon or change it. Our ability to generate sufficient revenues to achieve profitability will depend, in large part, on our ability to successfully market our e-commerce products and services to businesses and merchants that may not be convinced of the need for an online presence or may be reluctant to rely upon third parties to develop and manage their e-commerce promotions and marketing efforts. These factors, coupled with the general downturn in the national economy in which many companies are scaling back on various budgetary items, including Internet advertising, make it even more difficult to successfully attract businesses and merchants.

WE HAVE NOT BEEN PROFITABLE AND MAY NOT BECOME PROFITABLE, IN WHICH EVENT OUR BUSINESS AND STOCK PRICE WOULD BE ADVERSELY AFFECTED.

To date, we have not been profitable. We may never be profitable, or, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur losses for the foreseeable future. We reported a loss of $9.8 million for the year ended December 31, 2001. As of December 31, 2001, our accumulated deficit was approximately $54.4 million. For us to make a profit, our revenues will need to increase sufficiently to cover our costs and expenses.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE, WHICH MAY CAUSE THE PRICE OF OUR COMMON STOCK TO FURTHER DECREASE.

We expect our operating results to vary significantly from quarter to quarter due to many factors discussed in this Risk Factors section, some of which are beyond our control. These include seasonal and cyclical patterns in Internet advertising as well as the general economic climate. It is possible that in future periods our results of operations will be below the expectations of investors. In this event, the price of our common stock would likely decrease. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance.

The rapidly evolving volatile market in which we operate and potential seasonal fluctuations in promotional spending and Internet use make it difficult to forecast our revenues accurately. In addition, our revenues are highly dependent on revenues from internet companies and are susceptible to the substantial volatility in the Internet market and the high number of Internet companies decreasing their marketing budgets. This makes it difficult to predict future revenue patterns. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short term. Accordingly, we may not be able to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. If we have a shortfall in revenues in relation to our expenses, or if our increase in expenses precedes expected increases in revenues, then our results of operations and financial condition would be materially adversely affected.

OUR SUCCESS DEPENDS UPON ACHIEVING ADEQUATE MARKET SHARE TO INCREASE OUR REVENUES AND BECOME PROFITABLE

Our success depends upon achieving significant market penetration and acceptance of our Internet promotions services. We have only recently begun to expand our business-to-business initiatives designed to enable our customers and prospective customers to maximize their e-commerce opportunities, and our online marketplaces have achieved only limited market acceptance to date. We may not currently have adequate market share to successful execute our business plan. If we are unable to reach and retain substantial numbers of businesses, merchants and shoppers, our business model may not be sustainable.

To successfully market and sell our e-commerce enabling products and services we must:

o    become recognized as a leading provider of promotion solutions;
o    enhance existing products and services;
o    add new products and services;
o    complete projects on time;
o increase the number of businesses and merchants using our e-commerce products and services; and
o continue to increase the attractiveness of the Webstakes.com web site to Internet users.

OUR UNCERTAIN SALES CYCLES COULD ADVERSELY AFFECT OUR BUSINESS

The time between the date of initial contact with potential customers and the execution of a contract with the client is often lengthy, typically from six weeks for smaller agreements to nine months for larger agreements, and is subject to delays over which we have little or no control, including:

o    Customers' budgetary constraints;
o    Customers' internal acceptance reviews;
o The success and continued internal support of customers' own development efforts; and
o    The possibility of cancellation or delay of projects by customers.

During the sales cycle, we may expend substantial funds and management resources on a prospective client and yet not obtain that prospect as a customer. Accordingly, our results of operations for a particular period may be adversely affected if sales to customers forecasted in a particular period are delayed or do not otherwise occur. We have experienced a high number of Internet companies decreasing their marketing budgets and seeking an increase in their return on marketing investments.

IF WE ARE UNABLE TO ATTRACT VISITORS TO WEBSTAKES.COM AND THE WEB SITES OF OUR CUSTOMERS, THE EFFECTIVENESS OF OUR PROMOTIONS WOULD BE REDUCED, AND OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION WOULD BE MATERIALLY ADVERSELY AFFECTED.

Our future success depends upon our ability to continue to attract and retain visitors with demographic characteristics desired by our customers to Webstakes.com and the web sites of our customers. In addition, in certain instances we may guarantee our customers either that visitors will view their pages or link to their web sites a minimum number of times. If we are unable to meet these guaranteed minimums, we will be required to defer recognition of the related revenues until the guaranteed minimum is achieved. In addition, we will be required to provide services to the client for free until we are able to meet our guaranteed minimum, which may reduce our promotion inventory in future periods. In other instances we may only get paid if visitors perform a certain action once on a customer's website. To the extent that such action is not performed we will be required to defer the recognition of the related revenue.

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

WE FACE SIGNIFICANT COMPETITION, AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

The market for Internet promotion services is intensely competitive. Competition in our market could continue to intensify as a result of there being minimal barriers to entry. We compete with many types of companies, including both online and offline promotion companies, large Internet publishers, search engine and other Internet portal companies, a variety of Internet-based advertising networks and other companies that facilitate the marketing of products and services on the Internet. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical and marketing resources than we do. This may allow them to compete more effectively and be more responsive to industry and technological change than us. Our ability to compete depends on many factors both within and beyond our control. These factors include:

o the success of our sales and marketing efforts, as compared to those of our competitors;

o the ease of use, performance, price and reliability of promotions we offer, as compared to those of our competitors; and

o the timing and market acceptance of new promotion services we develop, as compared to those developed by our competitors.

Some of our competitors are experiencing difficulty in supporting their current operations and supporting their business plans. As a result, many of our competitors have significantly reduced pricing for their products and services, causing significant pricing pressure for our industry. We have responded to these pressures by lowering our prices. In the event that we continue to lower our prices due to these pressures, our results of operations and financial condition would be materially adversely affected. In addition, some of our competitors have recently merged with or been acquired by larger entities which have significantly greater resources than we do, which may allow then to compete more effectively and puts further pressures on us.

We may not be able to compete successfully and competitive pressures may reduce our revenues and result in increased losses or reduced profits.

IF OUR CUSTOMERS DO NOT RENEW THEIR AGREEMENTS, OR IF THEY TERMINATE THEM PRIOR TO THEIR SCHEDULED EXPIRATIONS, OUR REVENUES WILL BE REDUCED.

Our agreements with customers generally have terms ranging from one to 12 months. In addition, substantially all of our agreements permit our customers to terminate their relationships with us on relatively short notice. Our customers may not remain customers for the full term of their agreements or renew such agreements when they expire. In addition, as a result of the recent volatility in the internet market and the high number of internet companies decreasing their marketing budgets, some of our customers have terminated their agreements early or have not renewed their agreements. In the event this trend continues it would likely have a material adverse affect on our business, results of operations and financial condition. In addition, if the present general economic conditions continue, they may impact traditional (i.e., non-Internet) companies conducting Internet promotions through us, in that they may not run as many promotions and/or may cancel ongoing promotions, which would also have a material adverse impact on our business, results of operations and financial condition. In particular, Kraft Foods is a significant customer, and any material reduction of their business with us could have a material adverse impact on our business, results of operations and financial condition.

MANY OF OUR CUSTOMERS ARE EMERGING INTERNET COMPANIES THAT REPRESENT CREDIT
RISKS.

A significant portion of our revenues is derived from sales of promotions to online retailers and service providers. For instance, in 2001, approximately 26% of our revenues were generated from promotional services used predominantly by online retailers and service providers and approximately 74% of our revenues were generated from promotional services used by companies with both online and offline presence. Many of these companies have limited access to capital. Many of these companies represent credit risks and could fail. In fact, during 2001, certain of our customers terminated business operations and some customers declared bankruptcy. If more advertisers experience financial difficulties or fail to achieve commercial success, our business will suffer.

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

The sweepstakes industry is subject to extensive regulation on the local, state and national levels, regardless of whether promotions are conducted online or offline. Congress and many state attorneys general and legislatures recently have announced regulatory initiatives aimed at the sweepstakes industry due to recently reported deceptive industry practices. The publicity generated by these initiatives may adversely affect demand for our services. Although we believe that additional laws and regulations are likely to be enacted, we cannot predict what they will be. Any new sweepstakes regulations may have a material adverse affect on our business, results of operations and financial condition. Additionally, the Internet is a new medium for sweepstakes, and it is difficult to predict how existing laws and regulations will be interpreted as applying to the Internet.

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

OUR BUSINESS MAY SUFFER IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL.

Our future success is substantially dependent upon the continued service of our founders, Steven H. Krein, Chief Executive Officer, and Daniel J. Feldman, President, and other executive officers. The loss of the services of any of our executive officers could have a material adverse affect on our business. We do not currently have "key person" life insurance policies on any of our employees. We have employment agreements only with Messrs. Krein and Feldman. Competition for senior management personnel is intense, and we may not be successful in attracting and retaining key personnel.

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

WE MAY REQUIRE ADDITIONAL FINANCING TO CONTINUE OUR BUSINESS, AND WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING.

If we can not attain profitability in the near future, we may need to raise additional funds in the future in order to fund our business and expansion, to develop new or enhanced services, to respond to competitive pressures or to make acquisitions. Additional financing may not be available on terms favorable to us, and may not be available at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interest and the newly issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends.

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

IF THE ACCEPTANCE OF ONLINE PROMOTIONS AND DIRECT MARKETING DOES NOT CONTINUE, OUR REVENUE WOULD DECLINE.

We expect to derive a substantial portion of our revenues from online promotions and direct marketing, including both e-mail and web-based programs. If these services do not continue to achieve market acceptance, we cannot assure you that we will generate business at a sufficient level to support our continued operations. The Internet has not existed long enough as a promotion medium to demonstrate its effectiveness relative to traditional promotion media. Agencies and marketers that have historically relied on traditional advertising and direct marketing may be reluctant or slow to adopt online direct marketing. Many potential direct marketers have limited or no experience using e-mail or the web as a direct marketing medium. They may have allocated only a limited portion of their budgets to online direct marketing, or may find online direct marketing to be less effective for promoting their products and services than traditional direct marketing media. If the market for online direct marketing fails to develop or develops more slowly than we expect, our revenues would decline. Recently, market demand for online direct marketing services such as those we offer has weakened, particularly in light of general economic conditions. We expect weaker demand and smaller marketing budgets from our target customers to continue in 2002.

In addition, the occurrence of a terrorist attack or other extraordinary event that captures significant worldwide attention similar to the attacks on the World Trade Center and the Pentagon, or any response by the United States or its allies to any future events or to the events of September 11, 2001, themselves, could result in a further decrease in the use and demand for Internet advertising and direct marketing services.

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

WE DEPEND ON THE SERVICES OF CORSIS TECHNOLOGY GROUP FOR OUR TECHNOLOGY NEEDS

We depend on Corsis Technology Group for material technology needs, including the support, maintenance and hosting of our iDialog technology platform, software development and other related services material to our business. Although the Company has an agreement with Corsis to provide these services, there are no assurances that Corsis will continue to provide such services at current costs or at all. Failure of Corsis to provide these services to the Company would cause substantial disruption to the Company's business, which could cause a loss of revenue to the Company and potential loss of customers. While the Company may be able to replace the services provided by Corsis with another vendor, such transition would be time-consuming and costly and could have a material adverse affect on the Company.

THE FAILURE OF OUR COMPUTER OR COMMUNICATIONS SYSTEMS MAY ADVERSELY AFFECT OUR BUSINESS.

Our business depends on the efficient and uninterrupted operation of our computer and communications systems. Any system failure, including network, software or hardware failure, that causes an interruption in our service or decreases the responsiveness of Webstakes.com or our customers' websites could materially adversely affect our business. Webstakes.com could also be affected by computer viruses, electronic break-ins or other similar disruptions. Our insurance policies have coverage limits of $775,000 per occurrence and therefore may not adequately compensate us for any losses that may occur due to any interruptions in our service.

Equinix maintains all of our production servers at their New Jersey Data Center. Our operations depend on Equinox's ability to protect its own systems and our systems against damage from fire, power loss, water, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. Any disruption in the Internet access provided by Equinix could have a material adverse effect on our business, results of operations and financial condition.

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

LAWS AND REGULATIONS PERTAINING TO THE INTERNET MAY ADVERSELY AFFECT OUR
BUSINESS.

There are an increasing number of laws and regulations pertaining to the Internet. These laws and regulations may relate to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and the quality of products and services. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could decrease the demand for our promotion services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

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

The following are examples of proposals currently being considered in the United States and internationally. Legislation has been proposed in some jurisdictions to regulate the use of cookie technology. Our technology uses cookies and we may be required to change our technology in order to comply with the new laws. It is possible that the changes required for compliance are commercially unfeasible, or that we are simply unable to comply and therefore may be required to discontinue the relevant business practice.

Legislation has been proposed to prohibit the sending of "unsolicited commercial email" or "spam." We have a consent-based email delivery and list services business that we believe should not, as a matter of policy, be affected by this kind of legislation. However, it is possible that legislation will be passed that requires us to change our current practices, or subject us to increased possibility of legal liability for our practices.

These and other circumstances leading to changes in the existing law could have a material and adverse impact on our business, financial condition and results of operations.

OUR OFFICERS AND DIRECTORS MAY CONTROL US.

Our executive officers and directors beneficially own, in the aggregate, approximately 44% of our common stock. These stockholders may be able to effectively exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could have a material adverse effect on our stock price.

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

EFFECTS OF STOCKHOLDER RIGHTS PLAN AND OTHER ANTI-TAKEOVER PROVISIONS COULD INHIBIT THE ACQUISITION OF OUR COMPANY

We enacted a Stockholders Rights Plan during the second quarter of 2001. Under this plan, rights are issued along with each of our shares of common stock. Holders of these rights can purchase from us, under certain conditions, a portion of a share of preferred stock, or receive shares of our common stock, or of the common stock of an entity acquiring us, or other consideration, having a value equal to twice the exercise price of the right. The exercise price of the right is $10. This arrangement is often called a "poison pill." Our poison pill could have the effect of delaying or preventing a change of control of our company, even if a change in control was in the stockholders' interest.

In addition, some of the provisions of our certificate of incorporation, our bylaws and Delaware law could, together or separately:

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


   INDEX TO FINANCIAL STATEMENTS                                                       Page

         Independent Accountants Report                                                 33

         Balance Sheets as of December 31, 2001 and 2000                                34

         Statements of Operations for each of the three years in the period ended
                  December 31, 2001                                                     35

         Statements of Stockholders' Equity for each of the three years in the
                  period ended December 31, 2001                                        36

         Statements of Cash Flows for each of the three years in the period ended
                  December 31, 2001                                                     37

         Notes to Financial Statements                                                  38

         Financial Statement Schedules:
                   I - Computation of loss per share                                    Exhibit 11.1

                  II - Valuation and qualifying Accounts for each of the three years
                        in the period ended December 31, 2001                           Exhibit 99.1

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Promotions.com, Inc.:


In our opinion the accompanying financial statements present fairly, in all material respects, the financial position of Promotions.com, Inc. (formerly Webstakes.com, Inc.) at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




                                                      PRICEWATERHOUSECOOPERS LLP

                                                              New York, New York
                                                               February 22, 2002

                              PROMOTIONS.COM, INC.
                                 BALANCE SHEETS

                                                                                            December 31,
                                                                                            -----------
                                                                                       2001               2000
                                                                                       ----               ----
                                     ASSETS
Current assets:
     Cash and cash equivalents ...........................................         $12,480,831         $16,094,308
     Accounts receivable, less allowance for doubtful accounts of $146,453
       and $738,906 ......................................................             624,123           3,641,869
     Prepaid expenses and other current assets , principally
       related party .....................................................             938,555           4,609,485
                                                                                   -----------         -----------

       Total current assets ..............................................          14,043,509          24,345,662


Restricted cash ..........................................................                  --           1,600,000
Fixed assets, net ........................................................           3,153,141           7,497,555
Other assets .............................................................             188,599             191,916
                                                                                   -----------         -----------

       Total assets ......................................................         $17,385,249         $33,635.133
                                                                                   ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ....................................................         $ 1,117,380         $ 3,820,472
     Accrued liabilities .................................................           1,370,749           3,123,617
     Deferred revenues ...................................................              86,306           1,333,751
     Capital lease obligation ............................................             974,690             790,645
     Note payable - related party ........................................                  --              29,703
                                                                                   -----------         -----------
       Total current liabilities .........................................           3,549,125           9,098,188
                                                                                   -----------         -----------
     Capital lease obligation, net of current portion ....................                  --             928,368
     Other liabilities ...................................................                  --               9,675
                                                                                   -----------         -----------

       Total liabilities .................................................           3,549,125          10,036,231
                                                                                   -----------         -----------
Commitments and Contingencies (Note 9)

Stockholders' equity:
  Preferred stock---par value $.01, 1,000,000
     Shares authorized, no shares outstanding at
     December 31, 2001 and 2000, respectively
  Common stock---par value $.01, 50,000,000
     shares authorized, 14,470,396 and 14,344,577
     shares issued and outstanding at December 31,
     2001 and 2000, respectively .........................................             144,703             143,445
  Additional paid-in capital .............................................          68,213,871          68,073,155
  Accumulated deficit ....................................................         (54,425,870)        (44,615,465)
  Deferred compensation ..................................................             (96,580)             (2,233)
                                                                                  ------------        ------------
       Total stockholders' equity ........................................          13,836,124          23,598,902
                                                                                  ------------        ------------
       Total liabilities and stockholders' equity ........................        $ 17,385,249        $ 33,635,133
                                                                                  ============        ============



    The accompanying notes are an integral part of these financial statements

                              PROMOTIONS.COM, INC.
                            STATEMENTS OF OPERATIONS

                                                                                              Year ended December 31,
                                                                              -----------------------------------------------------
                                                                                   2001                  2000              1999
                                                                                   ----                  ----              ----
Product revenues ..........................................................   $  9,941,386          $ 26,633,598       $ 10,456,199
Software license revenue ..................................................      1,300,000                  --                 --
                                                                              ------------          ------------       ------------
       Total revenue ......................................................     11,214,386            26,633,598         10,456,199

Operating expenses:
     Product development ..................................................      4,050,393             4,917,588          2,130,134
     Sales and marketing (inclusive of non-cash MatchLogic and Excite
        Expense of $4,065,287, $8,854,045 and $5,802,249 in 2001, 2000
        and 1999) .........................................................     10,080,614            33,713,841         19,856,609
     General and administrative (inclusive of the non-cash financial
        advisory services of $796,691 in 1999) ............................      8,129,370            12,762,795          7,492,023
     Loss from termination of lease .......................................        995,662                    --                 --
     Restructuring expense ................................................             --             1,025,056                 --
                                                                              ------------          ------------       ------------

       Total operating expenses ...........................................     23,256,039            52,419,280         29,478,766
                                                                              ------------          ------------       ------------

     Loss from operations .................................................    (12,041,653)          (25,785,682)       (19,022,567)
Interest and other income (expense), net ..................................        592,889             1,403,285            651,503
                                                                              ------------          ------------       ------------

Loss before extraordinary items ...........................................   $(11,448,764)         $(24,382,424)      $(18,371,064)
Extraordinary gain on extinguishment of debt ..............................      1,638,359                    --                 --
                                                                              ------------          ------------       ------------
Net loss ..................................................................   $ (9,810,405)         $(24,382,424)      $(18,371,064)
Deemed dividend on redemption of
       class A mandatorily redeemable convertible
       preferred stock ....................................................             --                    --         (8,712,352)
                                                                              ------------          ------------       ------------
Net loss attributable to common
       stockholders .......................................................   $ (9,810,405)         $(24,382,424)      $(27,083,416)
                                                                              ============          ============       ============

Basic and diluted loss per share
Loss before extraordinary item ............................................   $      (0.79)         $      (1.71)      $      (3.61)

Extraordinary item ........................................................           0.11                    --                 --
                                                                              ------------          ------------       ------------
Net loss per share attributable to common stockholders ....................   $      (0.68)         $      (1.71)      $      (3.61)
                                                                              ============          ============       ============
Weighted average shares of
       common stock used in
       computing basic and diluted net
       loss per share attributable to
       common stockholders ................................................     14,407,019            14,260,218          7,502,575
                                                                              ============          ============       ============


   The accompanying notes are an integral part of these financial statements.

                              PROMOTIONS.COM, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                  Common Stock
                                             ---------------------     Additional       Deferred     Accumulated
                                               Shares      Amount    Paid-In-Capital  Compensation     Deficit          Total
                                               ------      ------   ----------------  ------------     -------          -----
Balance January  1, 1999 ................    5,714,184   $  57,142   $  1,140,624     $  (88,884)  $ (1,861,977)    $   (753,095)
Repurchase of common stock ..............   (1,714,608)    (17,146)   (10,270,502)                                   (10,287,648)
Issuance of common stock, net ...........    3,575,000      35,750     44,943,609                                     44,979,359
Conversion of Class B mandatorily
  Redeemable convertible preferred stock     6,666,668      66,666     39,933,334                                     40,000,000
Deemed dividend on redemption of Class
  A mandatorily redeemable convertible
  Preferred stock .......................                              (8,712,352)                                    (8,712,352)
Adjustment of deferred compensation to
  non-employees to current fair value ...                                 140,840       (140,840)                             --
Stock options to non-employees ..........                                 793,790       (793,790)                             --
Amortization of deferred compensation ...                                              1,000,369                       1,000,369
Net and comprehensive loss ..............                                                           (18,371,064)     (18,371,064)
                                            ----------     -------     ----------      ---------    -----------      -----------
Balance December 31, 1999 ...............   14,241,244     142,412     67,969,343        (23,145)   (20,233,041)      47,855,569
                                            ----------     -------     ----------      ---------    -----------      -----------
Exercise of stock options ...............      103,333       1,033         48,386                                         49,419
Issuance of warrants ....................                                  45,117                                         45,117
Adjustment of deferred compensation to
      non-employees to current fair value                                 (62,900)        62,900                              --
Stock options to non-employees ..........                                  73,209        (73,209)                             --
Amortization of deferred compensation ...                                                 31,221                          31,221
Net and comprehensive loss ..............                                                           (24,382,424)     (24,382,424)
                                            ----------     -------     ----------      ---------    -----------      -----------
Balance December 31, 2000 ...............   14,344,577     143,445     68,073,155         (2,233)   (44,615,465)      23,598,902
                                            ----------     -------     ----------      ---------    -----------      -----------
Exercise of stock options ...............      125,819       1,258         28,744                                         30,002
Adjustment of deferred compensation to
      non-employees to current fair value                                  58,047        (58,047)                             --
Stock options to non-employees ..........                                  53,925        (53,925)                             --
Amortization of deferred compensation ...                                                 17,625                          17,625

Net and comprehensive loss ..............                                                            (9,810,405)      (9,810,405)
                                            ----------     -------     ----------      ---------    -----------      -----------
Balance December 31, 2001 ...............   14,470,396   $ 144,703   $ 68,213,871     $  (96,580)  $(54,425,870)    $ 13,836,124
                                            ==========     =======     ==========      =========    ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                              PROMOTIONS.COM, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                   Year Ended December 31,
                                                                     ----------------------------------------------------
                                                                          2001              2000                1999
                                                                          ----              ----                ----
Cash flows from operating activities:
Net loss .......................................................     $ (9,810,405)      $(24,382,424)      $(18,371,064)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization of fixed assets .............        2,939,880          2,202,679            597,311
     Amortization of deferred compensation expense .............           17,625             31,221            203,678
     Expense recognized in connection with issuance
         of warrants ...........................................               --             45,117                 --
     Bad debt expense ..........................................          578,375          1,834,197            606,932

     Gain on sale of assets ....................................           (9,675)            (7,856)            (4,542)
     Non-cash financial advisory services expense ..............               --                 --            796,691
     Interest payable converted into common stock ..............               --                 --             35,000
   Abandonment of fixed assets..................................        2,330,618                 --                 --
   Changes in operating assets and liabilities:
     Accounts receivable .......................................        2,439,371         (3,079,213)        (2,388,440)
     Prepaid expenses and other current
       assets, principally related party in 2000 &1999 .........        3,670,930          5,366,713         (9,851,024)
     Other assets ..............................................            3,317          3,423,549         (3,615,465)
     Accounts payable ..........................................       (2,703,092)         2,066,217          1,532,510
     Accrued liabilities .......................................       (1,752,868)           302,612          2,651,869
     Deferred revenue ..........................................       (1,247,445)           850,385            366,069
                                                                     ------------       ------------       ------------
Net cash used in operating activities ..........................       (3,543,369)       (11,346,803)       (27,440,475)
                                                                     ------------       ------------       ------------
Cash flows from investing activities:
   Refund (payment) of security deposit ........................        1,600,000         (1,600,000)                --
   Purchase of fixed assets ....................................         (926,084)        (5,272,357)        (2,498,014)
   Proceeds from sale of fixed assets ..........................               --                 --            157,294
                                                                     ------------       ------------       ------------
Net cash provided by (used) in investing activities ............          673,916         (6,872,357)        (2,340,720)
                                                                     ------------       ------------       ------------
Cash flows from financing activities:
   Proceeds from issuance of notes payable .....................               --                 --            120,000
   Principal payments on notes payable-related party ...........          (29,703)           (36,964)           (72,222)
   Proceeds from issuance of common stock, net .................           30,002             49,419         44,979,359
   Principal payments on capital lease obligations .............         (744,323)          (346,617)          (190,885)
   Proceeds from issuance of class A mandatorily
     redeemable convertible preferred stock ....................               --                 --          3,575,000
   Proceeds from issuance of class B mandatorily
     redeemable convertible preferred stock ....................               --                 --         40,000,000
   Redemption of class A mandatorily redeemable
     convertible preferred stock and repurchase of
     common stock ..............................................               --                 --        (24,000,000)
                                                                     ------------       ------------       ------------
Net cash (used in) provided by financing activities ............         (744,024)          (334,162)        64,411,252
                                                                     ------------       ------------       ------------
Net (decrease) increase in cash for the period .................       (3,613,477)       (18,553,322)        34,630,057
Cash and cash equivalents, beginning of period .................       16,094,308         34,647,630             17,573
                                                                     ------------       ------------       ------------
Cash and cash equivalents, end of period .......................     $ 12,480,831       $ 16,094,308       $ 34,647,630
                                                                     ============       ============       ============

Cash paid during the period for interest .......................     $     98,244       $    176,830       $     56,562
                                                                     ============       ============       ============

 Supplemental disclosure of non-cash investing, financing and other activities:

                                                                      2001             2000                1999
                                                                      ----             ----                ----
        Notes payable converted into common and
           preferred stock......................................          --                --         $ 1,390,000
        Preferred stock converted into common stock.............          --                --         $40,000,000
        Equipment acquired under capital lease..................          --        $1,338,566         $   840,000
        Barter transactions.....................................  $1,482,000        $2,777,461         $ 2,083,657


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

WEBSTAKES.COM SERVICES

WEBSTAKES.COM revenues are derived principally from service contracts where by the Company recognizes revenues based on either "cost-per-click" or a "cost-per-action" pricing model. The contracts typically include cancellation clauses ranging from 30 to 60 days. The Company's revenue recognition policy related to WEBSTAKES.COM services is to recognize revenues ratably over the period during which the Company provides promotion services, provided that no significant obligations remain and collection of the resulting receivable is reasonably assured. With respect to revenue generated from WEBSTAKES.COM, the Company generally guarantees a minimum number of impressions (i.e. "cost-per-click"), or times that the customer's name, logo or other identifier appears in web or email newsletter pages viewed by visitors to WEBSTAKES.COM, and/or times that visitors are delivered to the Company's customer's web site. To the extent that these minimum guarantees are not met, the Company defers recognition of the corresponding revenues until the guaranteed levels are achieved. A cost-per-action pricing model requires the Company to not only deliver the aforementioned, but also our members must perform a specific action once on the site such as purchasing a product or registering as a member of the site in order for us to earn revenue. The Company recognizes revenue related to the cost-per-action pricing model when the specific action has been performed on our customers website. WEBSTAKES.COM services accounted for approximately 70%, 81% and 89% of total revenue for the years ended December 31, 2001, 2000 and 1999, respectively.

PROMOTION.COM SERVICES

PROMOTIONS.COM services provide custom turnkey solutions to create and manage promotions on a customer's own web site. Revenues are derived principally from contracts in which the company typically provides services for the creation, administration and implementation of the promotion. The contracts typically include cancellation clauses ranging from 30 to 60 days. The Company's revenue recognition policy related to PROMOTIONS.COM services is to recognize revenues ratably over the period during which we provide promotion services, provided that no significant obligations remain and collection of the resulting receivable is reasonably assured. PROMOTION.COM services revenues were approximately 30%, 19%, and 11% of total revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

                              PROMOTIONS.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

Included in revenues are barter revenues from the exchange by the Company with counterparties of promotion services for reciprocal advertising, or applicable goods and services. Barter revenues are recorded as promotion service revenues at the lower of the estimated fair value of goods and services received or promotion services provided, and are recognized when the counterparty's promotions are run by the Company. The fair value of promotional services provided and received is determined based on the value of similar services sold and purchased for cash by the Company. Barter revenues and expenses represented 13%, 10% and 20% of total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. Barter expense is recognized when the Company's promotions are run on the counterparty's web sites, which is typically in the same period the related barter revenue is recognized.

Accounts receivable includes the portion of promotion services that have been billed in advance of the performance of all or a portion of the related services to be provided and that have not been collected.

CONCENTRATION OF CREDIT RISK

In 2001, no customer accounted for greater than 10% of total revenues and two customers accounted for greater than 10% of net accounts receivable. In 2000, no one customer accounted for greater than 10% of total revenues and one customer accounted for greater than 10% of net accounts receivable. In 1999, no one customer accounted for greater than 10% of total revenues or 10% of net accounts receivable. In 2001, 2000, and 1999, revenues from the Company's five largest customers accounted for 32%, 22% and 17% of total revenues, respectively.

FIXED ASSETS

Fixed assets are stated at cost. Fixed assets under capital leases are stated at the lower of the present value of minimum lease payments at the beginning of the lease term or the leased asset at the inception of the lease. The cost of additions and betterment's are capitalized, and repairs and maintenance costs are charged to operations in the periods incurred.

Depreciation of fixed assets is provided for using the straight-line method over their estimated useful lives of three years for computer and office equipment, computer software costs and capital leases. The estimated useful lives used to depreciate furniture and fixtures is five years. Amortization of leasehold improvements is provided for over the lesser of the term of the related lease or the estimated useful life of the improvement. Accumulated amoritization includes the amortization of assets recorded under capital leases. The Company recognizes gains or losses on the sale or disposal of fixed assets in the period of disposal.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. This evaluation is based on a number of factors including expectations for operating income and undiscounted cash flows that will result from the use of such assets. In connection with the termination of the lease on the corporate office, the Company abandoned certain fixed assets such as leasehold improvements and furniture and fixtures. During 2001, the Company wrote-off approximately $2.3 million of fixed assets related the termination of this lease.

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

                              PROMOTIONS.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of the Company's financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. The carrying amount of the Company's note payable approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations at December 31, 2001 and 2000.

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

Disclosure required by Statement of Financial Accounting Standards No. 123,"Accounting for Stock-Based Compensation" ("SFAS No. 123"), including proforma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation, has been included in Note 7.

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

As the Company reported net losses for the years ended December 31, 2001, 2000, and 1999 all 2,243,893, 3,452,698 and 2,025,290 of the options and warrants outstanding at December 31, 2001, 2000 and 1999, respectively, were antidilutive and therefore, there were no reconciling items between basic and diluted loss per share for the years then ended.

COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", requires the presentation and disclosure of all changes in equity from non-owner sources as "Comprehensive Income". The Company had no items of Comprehensive Income in years ended December 31, 2001, 2000 and 1999.


ADVERTISING COSTS
Advertising production costs are recorded as expense the first time an advertisement appears. All other advertising costs are expensed as incurred. Advertising expense totaled approximately $7.0 million, $21.3 million, and $14.0 million for 2001, 2000, and 1999, respectively.

                              PROMOTIONS.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

SEGMENTS

The Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", in 1998. This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it operates one reportable business segment as of December 31, 2001 and 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations " ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 establishes accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Goodwill will be subject to an annual impairment test, including a transitional impairment test required upon adoption of SFAS 142, which companies have six months to complete. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of this statement to have a significant impact on the Company's results of operations or financial position.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"). The objective of SFAS 143 is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets. The retirement obligations included within the scope of this project are those that an entity cannot avoid as a result of either the acquisition, construction or normal operation of a long-lived asset. Components of larger systems also fall under this project, as well as tangible long-lived assets with indeterminable lives. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this statement to have a significant impact on the Company's results of operations or financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121 and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of this statement to have a significant impact on the Company's results of operations or financial position.

3. PREPAID EXPENSES-RELATED PARTY (SEE ALSO NOTES 6 and 10)

In June 1999, the Company entered into a two-year sponsorship agreement with Excite under which Excite agreed to promote WEBSTAKES.COM through ad banner placements and links to WEBSTAKES.COM and its promotions on Excite.com., Web Crawler.com and Classified 2000.com. The Company prepaid Excite $5.6 million during 1999 for this two-year agreement. Amounts were amortized ratably over the two year term of the contract. At December 31, 2000, the total prepaid expense related to this agreement was approximately $1.3 million. At Home Corporation, the parent company of Excite, was a principal stockholder of the Company.

                              PROMOTIONS.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

3. PREPAID EXPENSES-RELATED PARTY (CONTINUED)

In June 1999, the Company entered into a two-year service agreement with MatchLogic, Inc., a wholly owned subsidiary of Excite, pursuant to which MatchLogic provided ad serving and targeting, data processing analysis, enhancement and other services to Promotions.com. The Company prepaid MatchLogic $13.1 million during 1999 for this two-year agreement. Amounts were amortized ratably over the two year term of the contract. At December 31, 2000, the total prepaid expense related to this agreement was $2.8 million.

4. FIXED ASSETS

Fixed assets consist of the following:

                                                                           DECEMBER 31,
                                                                           ------------
                                                                       2001            2000
                                                                   ----------       ----------
Computer and office equipment...................................   $5,877,472       $5,712,294
Computer software costs.........................................      196,190          196,190
Furniture and fixtures..........................................           --          544,676
Leasehold improvements..........................................           --        1,781,902
Capital leases..................................................    2,178,041        2,178,041
                                                                   ----------       ----------
                                                                    8,251,703       10,413,103
Less accumulated depreciation and amortization..................   (5,098,562)      (2,915,548)
                                                                   ----------       ----------
                                                                   $3,153,141       $7,497,555
                                                                   ==========       ==========

Depreciation and amortization of fixed assets was approximately $2,939,880, $2,202,679 and $597,311 for the years ended December 31, 2001, 2000 and 1999 respectively.

Computer Software Costs

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The Company adopted SOP 98-1 during the first quarter of 1999. Costs incurred during the preliminary project stage were expensed as incurred. Computer software costs incurred during the application development stage were capitalized. These costs related to internal payroll costs of employees directly associated with the development of the internal use computer software. Amortization commenced once the software was ready for its intended use and is being amortized by the straight-line method over the estimated useful life, typically twelve to eighteen months. Amortization expense for computer software development costs totaled approximately $52,000, $65,000 and $78,000 for 2001, 2000 and 1999. Unamortized computer software costs totaled approximately $0 and $52,000 as of December 31, 2001 and 2000.

5. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                                           DECEMBER 31,
                                                                           ------------
                                                                      2001             2000
                                                                      ----             ----
Compensation and related expenses...............................    $120,285         $886,731
Rent............................................................          --          766,395
Sales and marketing.............................................      80,000          644,486
Professional services...........................................     211,676          255,880
Litigation reserves and contingencies...........................     499,353               --
Accrued restructuring...........................................     159,435          442,170
Accrued taxes...................................................     120,000          127,955
Other...........................................................     180,000               --
                                                                  ----------       ----------
                                                                  $1,370,749       $3,123,617
                                                                  ==========       ==========

                              PROMOTIONS.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

6. RELATED-PARTY TRANSACTIONS (SEE ALSO NOTE 7)

The Company entered into technology consulting transactions with a stockholder in the amount of $72,464, for the year ended December 31, 2000. In October 2001, the Company entered into a one-year contract with a stockholder/director to provide certain strategic and financial consulting services. In consideration for these services the Company granted this consultant 210,000 options to purchase the Company's common stock with an exercise price of $0.26 per share.

7. STOCK OPTION PLAN

1997 Stock Option Plan

The Company's 1997 Stock Option Plan (the "Plan") as amended in April 1999. The Plan provides for the granting, at the discretion of the Stock Option Committee of the Board of Directors (the "SOC"), of: (i) options that are intended to qualify as incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, as amended (the "Code"), to employees and (ii) options not intended to so qualify to employees, officers, consultants and directors. The total number of shares of common stock for which options may be granted under the Plan is 450,000.

The exercise price of all stock options granted under the Plan is determined by the SOC at the time of grant. The maximum term of each option granted under the Plan is 10 years from the date of grant. Options generally vest ratably over a four year period.

As of December 31, 2001 and 2000, 335,248 and 82,142 shares were available for future grants under the Plan.

1999 Equity Compensation Plan

In June 1999, the Company's Board of Directors and stockholders adopted the Company's Equity Compensation Plan (the "1999 Plan"). The 1999 Plan provides for the granting, at the discretion of the SOC of: (i) options that are intended to qualify as incentive stock options, within the meaning of Section 422 of the Code, to employees and (ii) options not intended to so qualify to employees, officers, consultants and directors. Amended in June 2000, the total number of shares of common stock for which options may be granted under the Plan is 3,250,000. The exercise price of all stock options granted under the 1999 Plan is determined by the SOC at the time of the grant. The maximum term of each option granted under the 1999 Plan is 10 years from the date of grant. Options generally vest ratably over a four year period.

As of December 31, 2001 and 2000, an aggregate of 1,306,727 and 373,863 options were available for future grants under the plan.

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock--Issued to Employees" ("APB 25") and related interpretations in accounting for its stock option issuances. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", whereby compensation expense is recognized ratably over the vesting period. Had compensation cost for the Company's stock options issued at the fair value of the Company's stock been determined based on the fair value of the stock options at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below:

                                                                                        DECEMBER 31,
                                                                                        ------------
                                                                               2001         2000          1999
                                                                               ----         ----          ----
Net loss attributable to common stockholders
   As reported........................................................      $9,810,405  $24,382,424   $27,083,416
   Pro Forma..........................................................     $10,812,803  $27,274,136   $32,736,442

Net loss per share attributable to common stockholders
    As reported--basic and diluted....................................          $(0.68)      $(1.71)       $(3.61)
    Pro forma--basic and diluted......................................          $(0.75)      $(1.91)       $(4.36)

                              PROMOTIONS.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

7. STOCK OPTION PLAN (CONTINUED)

The fair value of each option granted in 2001, 2000 and 1999 after the initial public offering was estimated using the Black-Scholes option-pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends, and the risk free interest rate for the expected term of the option.

The fair value of each option granted in 1999 prior to the initial public offering was estimated using the minimum value method of the Black-Scholes option pricing model which assumes no volatility. The values were obtained using assumptions which were derived using information supplied by the Company. Changes in the information would affect the assumptions and the option prices derived from those assumptions. The weighted average assumptions used for grants made in 2001, 2000 and 1999 were as follows:

                                             2001          2000           1999
                                             ----          ----           ----
Risk free interest rate...................   5.35          5.16            6.7
Expected option life (years)..............      7             7              7
Expected future dividend yield............    0.0%          0.0%           0.0%
Expected volatility.......................     80%          184%            59%

In 2001, the Company issued options to a non-employee director to purchase up to 210,000 shares of the Company's common stock with an exercise price of $0.26 per share. These options vest ratably over 12 months. In 2000, the Company issued options to non-employee consultants to purchase up to 7,000 shares of the Company's common stock which vest ratably over 4 years. In 1999, the Company issued options to non-employee consultants to purchase up to 69,972 shares of the Company's common stock, which vested on the date of grant. The Company has recorded the value of the services being received based on the fair value of the options provided or the services received, which ever is more reliably measured. The fair value of these options has been estimated using the Black-Scholes pricing model and has been recorded as deferred compensation and is being amortized as service expense over the vesting period. Final measurement will occur on the vesting date.

The following table summarizes the activity in options under both plans:

                                                                                   WEIGHTED
                                                                                  AVERAGE FAIR
                                                               OPTIONS /     VALUE/EXCERISE PRICE PER
                                                                SHARES          OPTION/PER SHARE
                                                               ---------     ------------------------
Outstanding, January 1, 1999.........................           114,009               $1.98
Granted..............................................         1,974,059               $9.97
Forfeited............................................           (62,778)             $10.48
Outstanding, December 31, 1999.......................         2,025,290               $9.57
Granted..............................................         2,429,300               $3.99
Exercised............................................           (26,325)              $1.21
Forfeited............................................        (1,210,595)              $9.38
Outstanding, December 31, 2000.......................         3,217,670               $5.45
Granted..............................................           819,350               $0.20
Exercised............................................           (22,835)              $0.24
Forfeited............................................        (2,005,320)              $5.22
Outstanding, December 31, 2001.......................         2,008,865               $3.59


                              PROMOTIONS.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

7. STOCK OPTION PLAN (CONTINUED)

As of December 31, 2001, 2000 and 1999, 1,092,898, 922,852 and 234,114 options were exercisable with a weighted average per share fair value/exercise price of $4.53, $6.85 and $7.45.

At December 31, 2001, 2000 and 1999, the weighted average remaining contractual life of the options outstanding was approximately 8.94 years, 9.22 years and
9.51 years, respectively.

8. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution plan for its employees which was effective January 1, 1998. Under the 401(K) Savings Plan (the "Plan"), employees are allowed to contribute up to 15% of their salary to the Plan, as defined. The Company makes voluntary contributions to the Plan matching 50% of the first 6% of employee contributions, which vest over a period of 4 years at 25% per year starting in the second year of service. The total Company contributions in 2001, 2000 and 1999 were $66,856, $128,978 and $44,808, respectively.

In June 2000, the Company adopted an employee stock purchase plan (the "ESP" plan) effective July 1, 2000. A total of 1,000,000 shares are reserved for issuance under the plan. There were 102,984 and 77,008 shares issued under the ESP plan during the years ended December 31, 2001 and 2000.


9. COMMITMENTS AND CONTINGENCIES


The Company presently leases office space in New York under a non-cancelable operating leases expiring in 2002. Future minimum lease payments under this non-cancelable operating lease as of December 31, 2001 amounted to $36,000 in 2002.

Rent expense was $1,102,979, $1,321,447 and $388,267 for the periods ended December 31, 2001, 2000 and 1999, respectively.


In September 2001, the Company entered into a stipulation of settlement agreement related to its former corporate office at 450 West 33rd Street, New York, NY. As part of the settlement agreement, the Company surrendered its office space along with its leasehold improvements and furniture and fixtures in return for a release from its lease commitment, the return of its $1.6 million security deposit and the payment of $900,000 owed to the Company for the reimbursement for expenses to equip, decorate and furnish the leased premises. The Company moved its corporate offices to 268 West 44th Street, New York, NY 10036. The landlord off-set the back rent owed against the $900,000 reimbursement so the net amount to the company related to this reimbursement is $622,000. This amount has been recorded as a receivable at December 31, 2001. The Company has recorded an approximate $996,000 loss related to expenses associated with the termination of its lease during the year ended December 31, 2001.

                              PROMOTIONS.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASE AGREEMENT

In March 1999, the Company entered into a secured financing agreement with a leasing company for the leasing of equipment in an amount up to $1 million. The lease had a one-year availability period and a term of 36 months, with interest and principal payable monthly. In April of 2000, the line was increased to $2 million and the availability period was extended for an additional year. At December 31, 2001 and 2000, the Company had $2.2 million of equipment under the lease. These items have been accounted for as a capital lease. The future minimum lease payments due under capital leases, amounted to $896,661 net of $78,029 of interest at December 31, 2001.

In February 2002, the Company entered into an early buy-out of the equipment under these leases. The agreement requires that the Company make a one time payment of approximately $940,000 to obtain the title to substantially all the equipment under lease. See Note 17.

CONTINGENCIES

On December 3, 2001, a complaint was filed in the Supreme Court, county of New York, state of New York by BPW Company, Inc. f/k/a Editor & Publisher Co., Inc. The complaint alleged that the Company breached a lease agreement between the Company and BPW Company, Inc. relating to space located at 11 West 19th Street New York, New York and sought damages in the amount of $180,052 through November 30, 2001. The parties entered into a settlement agreement relating to this litigation in February 2002.

On December 21, 2001, a complaint was filed in the Superior Court, County of San Mateo, State of California by E.piphany, Inc. E.piphany is a software company that the Company engaged in February 2000 to provide an email management software solution for Webstakes. The complaint alleges a breach of the provisions of a written agreement between E.piphany and the Company, involving a software license and service agreement entered into between the parties. The complaint seeks an award of $689,172 plus interest thereon. On February 25, 2002, the Company filed an answered counterclaim to E.piphany's complaint alleging breach of contract, breach of warranty and consequential damages. The Company's counterclaim seeks an award of $1.0 million in damages, plus interest.

The Company believes that it has several defenses to the claims asserted against it by E.piphany and intends to vigorously defend against these claims.

There are various claims, lawsuits and pending actions against the Company incidental to the operations of its business. It is the opinion of management, after consultation with counsel, that the ultimate resolution to such claims, lawsuits and pending actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

The Company believes that it has adequately accrued for all claims, lawsuits and pending actions against the Company.

10. CONVERTIBLE NOTES --RELATED PARTY

In December 1997, the Company entered into a promissory note agreement with a former holder of Class A preferred stock (the "holder'). Under this agreement, the Company received $200,000 during 1998. The terms of the agreement called for 36 equal monthly payments of principal and accrued interest. At December 31, 2001 and 2000, minimum future payments due under notes payable were $0 and $29,703.

In July 1998, the Company entered into an agreement with the holder under which the holder agreed to purchase at a future date 50,000 shares of Class A preferred stock. During the course of 1998, and in January 1999, the holder advanced the Company $1,270,000 and $120,000, respectively, at an interest rate of prime plus 3%. At the time of issuance, the face amount of the note was equal to the fair value of shares to be received upon conversion. On January 20, 1999, the outstanding principal balance of $1,390,000 plus accrued interest was converted into the agreed upon 50,000 Class A preferred shares. See Note 11.

11. CAPITAL STOCK

At December 31, 2001, the authorized capital stock of the Company consisted of 50,000,000 shares of common stock, $.01 par value per share. The Board of Directors (the "Board") of the Company has the authority to issue preferred stock in classes with rights and privileges determined by the Board. Upon formation of the Company, 3,999,576 shares of $.01 par value common stock were issued to the founders.

In June 1999, the Company's board of directors and stockholders amended the Company's Certificate of Incorporation to authorize the creation of 6,700,000 shares of the Class B $.01 par value preferred stock. The previously existing Class B preferred stock became Class C preferred stock, no par value.

On September 24, 1999 the Company completed its initial public offering of 3,575,000 shares of common stock for gross proceeds of $50.1 million and net proceeds of $44.9 million after deducting expenses of the offering.

PREFERRED STOCK

In January of 1999, the Company issued 50,000 shares of the class A preferred stock ("Class A) through a private placement, in consideration for net proceeds of approximately $5,000,000, inclusive of the conversion of $1,390,000 of advances plus interest. The holders of the class A preferred stock were entitled to receive cumulative or noncumulative dividends when and if declared by the Board. The preferred shares were redeemable at the option of the holders at any time after August 1, 2003 for $100 per share (par value), plus accrued and unpaid dividends at the redemption date.

In 2001, the Company authorized the issuance of 1,000,000 shares of $0.01 par value Series C Junior Participating Preferred Stock. At December 31, 2001, no shares of Series C Junior Participating Preferred Stock were issued.

                              PROMOTIONS.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

11. CAPITAL STOCK (CONTINUED)

PRIVATE PLACEMENT

In June of 1999, the Company completed a private placement and issued 6,666,668 shares of class B preferred stock, in consideration for net proceeds of $40,000,000. Subsequently, the Company repurchased all 50,000 shares of class A and 1,714,608 shares of common stock for $24,000,000. The repurchased class A was cancelled.

In accordance with EITF D-42 "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock," the excess of the consideration paid to the holders of the class A in the redemption of the 50,000 shares over the carrying amount of class A represents a deemed dividend or return to the holders of the class A of $8,712,352.

Each share of the class B preferred stock was convertible into one share of common stock and automatically converted, on terms as defined, upon completion of the Company's IPO.

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

The difference between the provision for income taxes computed at the statutory rate and the reported amount of tax expense attributable to income before income taxes for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                                            December 31,
                                                                            ------------
                                                              2001             2000             1999
                                                              ----             ----             ----
Tax benefit at statutory rates.........................  $(3,433,642)       $(494,915)     $(6,429,872)
State and local income taxes, net of federal income
   tax benefit.........................................   (1,079,145)        (155,545)      (2,020,817)
Other net..............................................       49,601           11,113          (25,799)
Valuation allowance....................................    4,463,186          639,347        8,476,488
                                                           ---------        ---------        ---------
                                                           $      --        $      --        $      --
                                                           =========        =========        =========

                              PROMOTIONS.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

12. INCOME TAXES (CONTINUED)

The components of the net deferred tax asset as of December 31, 2001, 2000 and 1999 consist of the following:

                                                              December 31,
                                                              ------------
                                                       2001                   2000
                                                       ----                   ----
Deferred tax assets:
   Operating loss carryforward .......            $24,439,784            $19,055,879
   Allowance for doubtful accounts ...                 73,206                345,735
   Accrued expenses ..................                241,174              1,018,497
   Other .............................                214,585                 87,130
                                                   ----------            -----------
     Total deferred tax assets .......             24,968,749             20,507,241

Deferred tax liabilities:
Capitalized software costs ...........                    213                 24,315
Depreciation and amortization ........                 27,549                 68,069
Other ................................                 62,945                     --
                                                  -----------            -----------
        Total deferred tax liabilities                 90,707                 92,383
                                                  -----------            -----------

Net deferred tax asset ...............             24,878,043             20,414,857
Less: valuation allowance ............             24,878,043             20,414,857
                                                  -----------            -----------
Deferred tax asset ...................            $        --            $        --
                                                  ===========            ===========

A full valuation allowance has been established against the net deferred tax asset due to the uncertainty of the Company's ability to realize this asset in the future.

As of December 31, 2001, the Company had available for federal income tax purposes net operating loss carryforwards of approximately $53,129,966 million, which expire in the years 2013 through 2020.

Section 382 of the Internal Revenue Code of 1986, as amended (the IRC), places a limitation on the utilization of federal net operating loss carryforwards upon the occurrence of an ownership change. In general, a change in ownership occurs when a greater than 50 percent change in ownership takes place over a three-year testing period. The annual utilization of net operating loss carryforwards generated prior to such change is limited, in any one year, to a percentage of the entity's fair value at the time of the change in ownership. As a result of the public offering of Promotion.com's stock, the company may have undergone an ownership change with regard to Section 382. The potential limitation imposed under Section 382 was taken into consideration when formulating the valuation allowance. As discussed in Footnote 17, the Company has entered into an Agreement and Plan to Merger with iVillage. This merger will result in a Section 382 ownership change. Accordingly, the Company will be limited on its annual utilization of any tax loss carryforward.

13.  RESTRUCTURING CHARGE

During the fourth quarter of 2000, management took certain actions to reduce employee headcount in order to better align its sales, development and administrative organization and to position the Company for profitable growth in the future consistent with management's long term objectives. This involved the termination of employees, closing two offices, consolidating business units and scaling down international expansion plans. As a result, the company recorded an approximately $1 million charge to operations during the fourth quarter of 2000 related to payments for severance as well as the costs of outplacement services and the provision of continued benefits to terminated personnel, as well as the cost incurred in closing offices. As of December 31, 2001 approximately $159,000 of the $1 million charge remains unpaid and is included in accrued expenses. The Company expects to pay the remainder of these costs in 2002.

                              PROMOTIONS.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain unaudited quarterly statement of operations data for the eight quarters ended December 31, 2001. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                                               Quarter
                                    -----------------------------------------------------------
                                           First         Second         Third          Fourth      Total Year
                                           -----         ------         -----          ------      ----------
            2001
            ----
Total revenue                            4,675,001     3,744,887       1,452,465      1,342,033     11,214,386
Loss from operations                    (4,938,617)   (3,044,439)     (3,424,140)      (634,457)   (12,041,653)
Extraordinary item                               -             -               -      1,638,359      1,638,359
Net (loss) income attributable
  to common stockholders                (4,712,408)   (2,857,410)     (3,306,463)     1,065,876     (9,810,405)
                                    --------------------------------------------------------------------------

Basic and diluted net (loss) income per share
Loss before extraordinary item             $ (0.33)      $ (0.20)        $ (0.23)       $ (0.04)       $ (0.79)
Extraordinary item                               -             -               -         $ 0.11           0.11
                                    --------------------------------------------------------------------------
Net (loss) income attributable
  to common stockholders                   $ (0.33)      $ (0.20)        $ (0.23)        $ 0.07        $ (0.68)
                                    --------------------------------------------------------------------------
            2000
            ----

Total revenue                            6,060,092     8,856,293       6,707,954      5,009,259     26,633,598
Loss from operations                    (6,401,477)   (6,176,270)     (6,042,023)    (7,165,912)   (25,785,682)
Net loss attributable                                                                                        -
  to common stockholders                (5,994,853)   (5,781,745)     (5,717,080)    (6,888,746)   (24,382,424)
                                    --------------------------------------------------------------------------

Basic and diluted net loss
  per share attributable to                                                                                    -
  common stockholders                      $ (0.42)      $ (0.41)        $ (0.40)       $ (0.48)      $ (1.71)
                                    --------------------------------------------------------------------------

15. SOFTWARE LICENSE REVENUE

Promotions.com launched Chakkalina.com, the Japanese equivalent to Webstakes.com, in June 2000. In March 2001, ITX Corporation licensed Promotions.com's iDialog direct marketing technology and acquired the Company's Japanese assets for $1.3 million in cash. Payments totaling $1.3 million were received from ITX Corporation during the year ended December 31, 2001. Pursuant to SOP 97-2 Software Revenue Recognition, the related revenue was recognized upon expiration of the acceptance period during the second quarter of 2001. As part of the licensing agreement, ITX Corporation will use Promotions.com's iDialog platform to run the Japanese sweepstakes portal, Chakkalina.com.

16. EXTRAORDINARY ITEM

During 2001, the Company renegotiated certain vendor contracts and was able to obtain reductions on amounts owed. In connection with these reductions, the Company recorded an extraordinary gain from the extinguishments of debt of $1.6 million or $0.11 per share for both basic and diluted earnings per share.

                              PROMOTIONS.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


17. SUBSEQUENT EVENTS

On February 11, 2002, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among iVillage Inc. ("iVillage"), Virgil Acquisition Corp., a wholly-owned direct subsidiary of iVillage ("Merger Sub"), and the Company. Pursuant to the Merger Agreement, Merger Sub will commence a tender offer (the "Offer") to acquire all of the outstanding shares of the Company's common stock for (i) $3.5 million in iVillage's common stock and (ii) approximately $9.8 million. Assuming conversion of all in-the-money stock options of the Company, the aggregate purchase price is designed to have a value of approximately $0.87 per share. As a result of the Merger, the Company will become wholly-owned by iVillage, and each remaining share of the Company's common stock will be converted, subject to appraisal rights, into the right to receive the same consideration as is received in connection with the Offer. iVillage intends to file a registration statement with respect to the shares of iVillage's common stock to be issued in connection with the Offer and the Merger. The transaction is structured as a taxable transaction, and thus the Company's stockholders will be taxed on the value of all of the consideration received.


In February 2002, the Company entered into an agreement with Leasing Technologies International, Inc. ("LTI") to purchase substantially all of the equipment under the capital leases the Company has with LTI. The agreement requires that the Company make a one-time payment of approximately $940,000 to obtain the title to the equipment under lease.

                              PROMOTIONS.COM, INC.

ITEM 9. Changes in and Disagreements with Accountants and Accounting Financial Disclosure

    None.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant

    The directors and executive officers as of February 15, 2002 were as follows:



NAME                                                AGE                POSITION
----                                                ---                --------
Steven H. Krein...................................   31       Chief Executive Officer and Director
Daniel J. Feldman.................................   31       President and Chief Operating Officer and Director
Lawrence M. Quartaro..............................   31       Chief Financial Officer
Ian J.Berg........................................   59       Director
Dirk A. Hall......................................   30       Director

INFORMATION CONCERNING EXECUTIVE OFFICERS WHO AND DIRECTORS

STEVEN H. KREIN, 31, a founder of Promotions.com, has been Chief Executive Officer and Chairman of the Board of Directors since January 1999. From inception to January 1999, he served as President and director. Prior to founding Promotions.com, from October 1994 to May 1996, Mr. Krein was Assistant Publisher of Law Journal EXTRA!, an online service for lawyers from American Lawyer Media, Inc. In 1993, Mr. Krein co-founded LINK, an online service for lawyers in Delaware. Mr. Krein received his J.D. from Widener University School of Law and his B.A. from the University of Maryland.

DANIEL J. FELDMAN, 31, a founder of Promotions.com, has been President since January 1999 and a director since inception. Since January 2001, Mr. Feldman has also served as Chief Operating Officer. Mr. Feldman served as Vice President of Promotions.com from January 1998 until January 1999. He was Director of Operations from January 1996 to December 1996 and Director of Sales and Marketing from January 1997 to December 1997. Prior to founding Promotions.com, from 1995 through 1996, Mr. Feldman was employed by Law Journal EXTRA!, where he was Director of Product Development. Previously, Mr. Feldman founded Closeout Network, Inc., a directory service for the closeout industry. Mr. Feldman received his B.A. in International Business from George Washington University.


LAWRENCE M. QUARTARO, 31, has been Chief Financial Officer since March 2001. From November 2000 through February 2001, Mr. Quartaro served as Acting Chief Financial Officer of the Company. From August 1999 to November 2000, Mr. Quartaro served as Controller of the Company. From January 1993 to August 1999, Mr. Quartaro was in Public Accounting, serving with KPMG, LLP from November 1995 to August 1999. Mr. Quartaro held several finance related positions at KPMG, LLP, including Audit Manager. Mr. Quartaro is a CPA and received his B.B.A. degree in accounting from Iona College.

IAN J. BERG, 59, has served as a director of Promotions.com since November 2001. Mr. Berg is a Managing Director of the Eastern Technology Fund, an investment fund established in March 2000 dedicated to investing in technology companies located in the Eastern corridor of the United States . From 1972 to June 1999 Mr. Berg served as President and CEO of Copelco Financial Services Group, a company specializing in the leasing and remarketing of high technology equipment to a broad spectrum of users such as hospitals, physicians and the electronics industry. Prior to founding Copelco, Mr. Berg served in various sales and management capacities at several corporations., Mr. Berg received his M.B.A. degree and his B.S. degree in Industrial Engineering from Drexel University.

DIRK A. HALL, 30, has served as a director of Promotions.com since September 1999. Since February 2000, Mr. Hall has served as Vice President of Citigroup Investments Inc. where he is responsible for the management of venture capital investments for various Citigroup companies. Mr. Hall served as Portfolio Manager of Citigroup Investments Inc. from June 1997 to January 2000. From July 1993 to June 1996, Mr. Hall was a member of the Investment Banking Group at Smith Barney Inc. Mr. Hall received his M.B.A. from Harvard Business School and his B.S. in Finance and Information Systems from New York University.

CLASSIFIED BOARD OF DIRECTORS

The Company's board of directors is divided into three classes, denominated Class I, Class II and Class III, the terms of which expire successively over a three-year period. Directors serve from their election until the third annual meeting of stockholders following their election or until a successor has been duly elected and qualified. The Board of Directors currently has four members:
Mr. Feldman, a Class I Director whose term expires at the 2003 Annual Meeting of Stockholders; Mr. Krein, a Class II Director whose term expires at the next Annual Meeting of Stockholders; and Messrs. Berg and Hall, Class III Directors whose terms expire at the 2002 Annual Meeting of Stockholders. The Company did not hold a 2001 Annual Meeting of Stockholders and does not intend to hold a 2002 Annual Meeting of Stockholders prior to consummation of the merger transaction. If the merger transaction is terminated the Company will promptly hold an annual meeting to elect directors. There is currently one vacancy in each of Class I and Class II.
COMPENSATION OF DIRECTORS

Other than reimbursing Directors for customary and reasonable expenses of attending Board of Directors or Committee meetings, the Company does not currently provide cash compensation to its directors.

The Company's 1999 Equity Compensation Plan provides that the Board of Directors may grant options to purchase shares of the Company's common stock to non-employee directors. The Company has provided each individual who becomes a non-employee member of the Board of Directors, on the date the individual joins the Board of Directors, an option to purchase shares of Common Stock, at an exercise price equal to the fair market value on the grant date, provided the individual has not previously been employed by the Company. In addition, additional shares are generally granted at each Annual Stockholder's Meeting to each non-employee member of the Board of Directors who is to continue to serve on the Board of Directors, whether or not that individual is standing for re-election to the Board of Directors at that particular annual meeting, provided the individual has served as a non-employee member of the Board of Directors for at least six months.

On November 8, 2001 in connection with Mr. Berg's appointment to the Board of Directors, the Company granted Mr. Berg an option to purchase 70,000 shares of common stock at an exercise price of $.26, which was the fair market value of the Common Stock at that date.

Item 11.  Executive Compensation

EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the compensation received in 2001, 2000 and 1999 by the Company's Chief Executive Officer and by the other most highly compensated executive officers who served as executive officers at December 31, 2001, and whose salary exceeded $100,000 in 2001 (together, the "Named Executive Officers"). See also "Certain Relationships and Related Party Transactions."

SUMMARY COMPENSATION TABLE-

                                                                                           LONG-TERM
                                                                                          COMPENSATION
                                                        ANNUAL COMPENSATION (1)              AWARDS
                                                        -----------------------        SHARES UNDERLYING     All Other
NAME AND PRINCIPAL POSITION                     YEAR     SALARY           BONUS              OPTIONS        Compensation
                                                ----     ------           -----              -------        ------------
Steven H. Krein................................ 2001     $175,000             --             62,500             --
  Chief Executive Officer                       2000      175,000             --             75,000             --
                                                1999      171,250       $307,100(2)         125,000             --

Daniel J. Feldman.............................. 2001      150,000             --             62,500             --
  President                                     2000      150,000             --             75,000             --
                                                1999      148,750        285,568(2)         125,000             --

Kenneth J. Grosso.............................. 2001(3)   175,000                            67,500             --
  President of Webstakes.com                    2000      175,000                           120,000         85,512(4)
                                                1999      140,590             --             60,000         42,514(4)

Lawrence M. Quartaro........................... 2001      130,000          3,500             22,500             --
   Chief Financial Officer                      2000      107,874             --            100,000             --
                                                1999(5)    27,625         12,500             20,000             --

Steven K. Caputo............................... 2001(3)   116,667             --                 --             --
  Vice President of Integrated Promotions       2000      175,000             --             47,500             --
                                                1999      102,083             --             60,000             --

1. In accordance with the rules of the Securities and Exchange Commission (the "Commission"), other compensation in the form of perquisites and other personal benefits has been omitted for each of the Named Executive Officers because the aggregate amount of such perquisities and other personal benefits constituted less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for each of such Named Officers in 2001.
2.   Includes $175,000 bonus paid upon completion of initial public offering.
3. Messrs. Grosso's and Caputo's employment with the Company terminated during 2001.
4.   1999.. Consists solely of sales commissions.
5.   Mr. Quartaro joined the Company in August 1999.


EMPLOYMENT ARRANGEMENTS

The Company entered into letter arrangements with each of Messrs. Krein and Feldman in June 1999 regarding their employment as Chief Executive Officer and President, respectively. If either of Messrs. Steven H. Krein or Daniel J. Feldman is terminated for any reason other than for cause, the letter agreements provide that they are entitled to a severance payment equal to one year of their base salary, plus an amount equal to any and all bonuses paid in the fiscal year prior to such termination.

The Company entered into a letter agreement with Mr. Quartaro in November 2000 which provides that Mr. Quartaro is entitled to a severance payment equal to six months of his base pay in the event his employment is terminated without cause.

OPTION GRANTS IN LAST YEAR

The following table sets forth certain information regarding options granted to the Named Executive Officers during 2001. The Company has not granted any stock appreciation rights.

OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2001

                                                                                        POTENTIAL RELIZABLE
                                                                                               VALUE
                                 INDIVIDUAL GRANTS                                       AT ASSUMED ANNUAL
                              NUMBER OF      % OF TOTAL                                        RATES
                             SECURITIES       OPTIONS                                  OF STOCK APPRECIATION
                             UNDERLYING      GRANTED TO                                 FOR OPTION TERM (3)
                               OPTIONS       EMPLOYEES      EXERCISE    EXPIRATION      -------------------
Name                         GRANTED (1)    IN 2001 (2)      PRICE         DATE           5%           10%
----                         -----------    -----------      -----         ----           --           ---
Steven H. Krein.............  62,500 (4)         7.7%         $0.16       10/2/11         $6,289             $15,937

Daniel J. Feldman...........  62,500 (4)         7.7%         $0.16       10/2/11         $6,289             $15,937

Kenneth J. Grosso...........  67,500 (4)         8.2%         $0.16       10/2/11         $6,792             $17,212

Lawrence M. Quartaro........  22,500 (4)         2.7%         $0.16       10/2/11         $2,264             $ 5,737

Steven K. Caputo.............     --              --             --            --             --                  --


(1)  Each option represents the right to purchase one share of common stock.
     In an event of a change in control of Promotions.com, Inc., unless the Board determines otherwise, all of these options become immediately and fully exercisable. Does not include shares which may be acquired upon exercise of options in the event the merger transaction with iVillage is consummated within sixty (60) days hereof.
(2) During 2001, we granted employees options to purchase an aggregate of 819,350 shares of common stock.
(3) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Commission and do not represent our estimate or projection of our future common stock prices. These amounts represent certain assumed rates of appreciation in the value of the Company's common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.
(4) One-half of these options are exercisable. The remaining one-half will become exercisable with respect to one-twelfth of the shares covered on April 2, 2002, 2003 and 2004 and October 2, 2002, 2003 and 2004.

OPTIONS EXCERISED AND YEAR-END VALUES

The following table sets forth certain information concerning options to purchase common stock exercised by the Named Executive Officers during 2001 and the number and value of unexercised options held by each of the Named Executive Officers at December 31, 2001.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCIAL YEAR-END OPTION VALUES

                                                         NUMBER OF SECURITIES
                                                               UNDERLYING                   VALUE OF UNEXERCISED
                          SHARES                         UNEXERCISED OPTIONS AT            IN-THE-MONEY OPTIONS AT
                        ACQUIRESD         VALUE            DECEMBER 31, 2001                   DECEMBER 31, 2001
Name                  ON EXERCISE (1)    REALIZED     EXERCISABLE     UNEXERCISABLE    EXERCISABLE (2)    UNEXERCISABLE (2)
----                  ---------------    --------     -----------     -------------    ---------------    -----------------
Steven H. Krein             ----            ----        193,753            68,747           $14,288             $14,288

Daniel J. Feldman           ----            ----        193,753            68,747           $14,288             $14,288

Kenneth J. Grosso           ----            ----        166,254              ----           $13,271                ----

Lawrence M. Quartaro        ----            ----         73,753            68,747            $8,488              $8,488

Steven K. Caputo            ----            ----           ----              ----              ----                ----


1.  The Named Executive Officers did not exercise any options in 2001.
2. Based on a per share fair market value of common stock equal to $0.45, as of December 31, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

The following table provides certain information regarding the beneficial ownership of our common stock as of February 15, 2002 (unless otherwise indicated) by: (i) each person or entity who beneficially owns more than 5% of our stock, (ii) each of our directors and director nominees, (iii) our Named Executive Officers; and (iv) all executive officers and directors as a group. A total of 14,489,810 shares of Promotions.com, Inc. common stock were issued and outstanding on February 15, 2002.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed, as of any date, to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after that date. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, the address of each person named in the table below is care of Promotions.com, Inc., 268 West 44th Street, New York, New York 10036.


                                                                          Shares Beneficially Owned(1)
                                                                          ---------------------------
Directors, Named Executive Officers and 5% Stockholders                      Number         Percent
Ian J. Berg(2)                                                              2,253,834          15.4
Steven H. Krein(3)                                                          1,670,880          11.3
Daniel J. Feldman(4)                                                        1,669,066          11.3
The Travelers Insurance Company(5)                                            833,333           5.8
Dirk A. Hall(6)                                                               842,583           5.8
Kenneth J. Grosso(7)                                                          167,954             *
Lawrence M. Quartaro(8)                                                        80,957             *
Steven Caputo                                                                     700             *


All executive officers and directors as a group (8 persons)(9)              6,685,974           44%

* Represents less than on percent.

(1) Does not include shares which may be acquired upon exercise of options in the event the merger transaction with iVillage is consummated within sixty
      (60) days hereof. See also "Certain Relationships and Related Party Transactions."
(2) Includes 1,076,667 shares acquired by Mr. Berg from At Home Corporation on or prior to October 1, 2001. At Home Corporation ("At Home") filed for Chapter 11 protection in the United States Bankruptcy Court for the Northern District of California on September 28, 2001. At Home may claim that it has some interest in those shares of stock or that the contract to sell such shares is executory and therefore may be rejected by At Home. Reference is made to the Schedule 13D dated October 12, 2001 and the Amendment to such schedule dated December 11, 2001, in each case filed by Mr. Berg. Also includes options to purchase 87,500 shares of common stock which are exercisable within 60 days of February 15, 2002
(3) Includes 165,000 shares owned by Mister, L.P., of which Mr. Krein is the general partner, and options to purchase 199,066 shares of common stock which are exercisable within 60 days after February 15, 2002. Also includes 1,814 shares held by Mr. Krein's spouse, as to which Mr., Krein disclaims ownership.
(4) Includes 165,000 shares owned by DJF Enterprises, L.P., of which Mr. Feldman is the general partner, and options to purchase 199,066 shares of common stock which are exercisable within 60 days after February 15, 2002.
(5) As of December 31, 2001. The address of The Travelers Insurance Company is 399 Park Avenue, New York, NY 10022.
(6) As of December 31, 2001. Represents 833,333 shares held by The Travelers Insurance Company. Mr. Hall is Portfolio Manager of Citigroup Investments, the parent company of The Travelers Insurance Company. Mr. Hall disclaims beneficial ownership of these shares. Includes options to purchase 9,250 shares of common stock, which are exercisable within 60 days after February 15, 2002.
(7) Includes options to purchase 166,254 shares of common stock, which are exercisable within 60 days after February 15, 2002.
(8) Includes options to purchase 75,667 shares of common stock, which are exercisable within 60 days after February 15, 2002.
(9) Includes options to purchase 649,302 shares of common stock, which are exercisable within 60 days after February 15, 2002. Also includes 833,333 shares held by The Travelers Insurance Company, with respect to which Mr. Hall disclaims beneficial ownership.

Item 13.  Certain Relationships and Related Transactions

We had a two-year sponsorship agreement with Excite under which Excite agreed to promote WEBSTAKES.COM through ad banner placements and links to WEBSTAKES.COM and its promotions on Excite.com, WebCrawler.com and Classified2000.com. We prepaid Excite $5.6 million during 1999 for this two year agreement. During most of 2001, At Home Corporation, the parent company of Excite, was one of our principal stockholders. This agreement expired in June 2001 and was not renewed.

We had a two-year service agreement with MatchLogic, a wholly owned subsidiary of Excite, pursuant to which MatchLogic provided ad serving and targeting, data processing, analysis, enhancement and other services to Promotions.com. We prepaid MatchLogic $13.1 million, in 1999 for this two-year agreement. This agreement expired in June 2001 and was not renewed.

The Company entered into a Consulting Agreement with Mr. Berg on November 8, 2001 pursuant to which Mr. Berg is to provide strategic business advisory and consulting services to the Company for a period of 12 months. As compensation for such services, the Company granted Mr. Berg options to purchase 210,000 shares of common stock at an exercise price of $.26. The options vest in 12 equal monthly installments of 17,500.

Bari S. Krein serves as the Company's Corporate Counsel. Ms. Krein received compensation of $151,490 during fiscal year 2001 from the Company. In December 2000, the Company entered into a letter agreement with Ms. Krein which provides that she is entitled to a severance payment equal to six months of her base pay in the event her employment is terminated without cause.

Ms. Krein and Mr. Krein are siblings.

In order to permit the release of a lien on the shares of the common stock owned by Mr. Feldman, as required by the stockholders agreement between Mr. Feldman and Ivillage contemplated by the Merger Agreement with iVillage, Inc., on February 11, 2001, the Company loaned Mr. Feldman $69,131 to permit the release of a lien on his shares. Mr. Feldman executed a promissory note for such loan, the terms of which provide that the note is due on the earlier of closing of the tender offer contemplated by the Agreement or thirty days after termination of the Agreement. Interest is to be paid on the borrowed funds at the rate of six percent per year.

The Compensation Committee of the Company's Board of Directors has determined to pay the following retention bonuses to the executive officers of the Company and Ms. Krein, each of whom took an active role in the claim resolution and disclosure process necessary to enter into the Merger Agreement. Payment of such retention bonuses is intended to incentivize the recipients to remain with Promotions.com through the consummation of the merger, is conditioned upon consummation of the above described tender offer and will be made at the effective time contemplated by the Agreement.

         Steven H. Krein           $ 180,000
         Daniel J. Feldman         $ 180,000
         Lawrence M. Quartaro      $  70,000
         Bari S. Krein             $  70,000
                                   ---------
         Total                     $ 500,000

In addition to these retention bonuses, the Company has agreed, in connection with a provision in the Merger Agreement requiring that Messrs. Krein and Feldman remain with the Company for three months after the consummation of the Merger, that Messrs. Krein and Feldman shall each receive, on the date that is 90 days after the effective date of the merger and in recognition of their efforts towards a successful transaction, a success payment of $175,000, which is the amount contemplated to be paid to Messrs. Krein and Feldman upon their termination (other than for cause) under their employment agreements.

Furthermore, the Company has agreed, pursuant to letter agreements between the Company and these individuals, to pay Mr. Quartaro and Ms. Krein, each of whom was notified that their services would not be needed after consummation of the merger, on the date their employment is terminated by the Company, severance payments of $65,000 and $80,000, respectively.

Upon consummation of the Merger, options to purchase the Company's common stock with exercise prices less than $0.87 will accelerate and vest. The table below shows these options and the value of such for all directors, officers and related persons assuming this acceleration.

                                       Number of In-the-Money Options (1)
                                       ----------------------------------
               Name                          Vested        Unvested         Aggregate Dollar Value (2)
               ----                          ------        --------         --------------------------
Steven H. Krein....................          68,753         68,747                  $81,275
Daniel J. Feldman..................          68,753         68,747                  $81,275
Lawrence M. Quartaro...............          48,753         48,747                  $52,925
Dirk Hall..........................               0              0                        0
Ian J. Berg........................          35,000        245,000                 $170,800
Bari S. Krein......................          78,751         78,751                  $95,475

(1)  Includes all options having an exercise price of less than $0.87 per share.
(2) Calculated by adding the difference between the exercise price of each option and $0.87 per share.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on form 8-K

(a)      The following documents are filed as part of this report:

     (1) Financial Statements: See Index to Financial Statements at Item 8 on page 32 of this report.

     (2) Financial Statement Schedule: See Index to Financial Statements at
         Item 8 on page 32 of this report.

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

Exhibit
Number      Description
------      -----------
3.1(1)      - Certificate of Incorporation
3.2(1)      - Certificate of Amendment to the Certificate of Incorporation,
              dated February 23, 1999
3.3(1)      - Certificate of Amendment to the Certificate of Incorporation,
              dated January 17, 1999
3.4(1)      - Certificate of Amendment to the Certificate of Incorporation,
              dated June 11, 1999
3.5(1)      - Amended and Restated Bylaws
3.6(3)      - Amended and Restated Bylaws dated September 29, 1999
3.7(7)      - Certificate of Ownership and Merger dated January 26, 2000
3.8(8)      -  Preferred Stock Purchase Rights Agreement
10.1(1)(2)  - Netstakes, Inc. Stock Option Plan
10.2(1)(2)  - 1999 Equity Compensation Plan
10.3(1)     - Master Lease Agreement No.L6731 with Leasing Technologies
              International, Inc., dated November 19, 1999
10.4(1)     - Master Service Agreement between Registrant and Frontier Global
              Center, dated February 8, 1999
10.5(1)(2)  - Letter Agreement between Registrant and Steven H. Krein, dated
              June 11, 1999
10.6(1)(2)  - Letter Agreement between Registrant and Daniel Feldman, dated
              June 11, 1999
10.7(1)     - Stock Purchase Agreement dated June 11, 1999
10.8(4)     - Master Lease Agreement between Registrant and 450 Westside
              Partners, LLC, dated January 12, 2000
10.9(6)     - Warrant Agreement between Registrant and Leasing Technologies
              International, dated June 29, 2000
10.10(5)    - Employee Stock Purchase Plan
10.11(9)    - Agreement and Plan of Merger, dated as of February 11, 2002, by and among iVillage, Virgil Acquisition Corp. and
              Promotions.com, Inc.
10.12(9)    - Form of Stockholders Agreement between iVillage, Virgil
              Acquisition Corp. and each of Steven Krein, Daniel Feldman, Dirk Hall and Travelers Insurance, Inc.
10.13(9)    - Form of Stockholders Agreement between iVillage, Virgil
              Acquisition Corp. and Ian Berg.
10.14(9)    - Amendment No. 1 to Rights Agreement, dated as of February 11,
              2002, by and between Promotions.com, Inc. and
              American Stock Transfer & Trust Company, as rights agent.
11.1*       - Statement regarding computation of per share earnings
23.1*       - Consent of PricewaterhouseCoopers LLP.
99.1*       - Valuation and Qualifying Accounts.

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

(9) Filed as an exhibit on Form 8-K on February 12, 2002 and incorporated herein by reference.

(b)  Reports on form 8-K


During the three months ended December 31, 2001, Promotions.com files one report on Form 8-K.

On October 19, 2001, we filed a Current Report on Form 8-K containing disclosure under Item 5 of that form, announcing that the Company received a full and unconditional release from the real estate lease for its prior premise relating to 450 West 33rd Street.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 15, 2002               Promotions.com, Inc.


                            By /s/ Steven H. Krein
                               ----------------------------------------------
                               Steven H. Krein
                               Chairman of the Board and Chief Executive Officer



         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 15th day of March 2002.



/s/ Steven H. Krein
--------------------------     Chairman of the Board and Chief Executive Officer
Steven H. Krein                (Principal Executive Officer)



/s/ Daniel J. Feldman
--------------------------     President and Director
Daniel J. Feldman


/s/ Lawrence M. Quartaro
--------------------------     Chief Financial Officer
Lawrence M. Quartaro           (Principal Financial & Accounting Officer)



/s/ Dirk A. Hall
--------------------------     Director
Dirk A. Hall



/s/ Ian Berg
--------------------------     Director
Ian Berg