Form 10-Q
period 2002-03-31
PROMOTIONS COM INC
filed 2002-05-15
CIK 1088024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                EXCHANGE ACT OF 1934

           FOR THE TRANSACTION PERIOD FROM_____________TO_____________

                        COMMISSION FILE NUMBER: 000-27411

                              PROMOTIONS.COM, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                     13-3898912
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

      As of May 1, 2002, there were 14,492,092 shares of the registrant's common stock outstanding.

                              PROMOTIONS.COM, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION                                               PAGE
                                                                            ----

Item 1. Financial Statements

        Condensed Balance Sheets as of March 31, 2002 (unaudited)
        and December 31, 2001 ...........................................      3

        Condensed Statements of Operations for the three months
        ended March 31, 2002 (unaudited) and 2001 (unaudited) ...........      4

        Condensed Statements of Cash Flows for the three
        months ended March 31, 2002 (unaudited) and 2001 (unaudited) ....      5

        Notes to Unaudited Interim Condensed Financial Statements .......      6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations .............................      7

Item 3. Quantitative and Qualitative Disclosures About Market Risk ......     14

PART II OTHER INFORMATION

Item 1. Legal Proceedings ...............................................     14

Item 2. Changes in Securities and Use of Proceeds .......................     14

Item 3. Defaults Upon Senior Securities .................................     16

Item 4. Submission of Matters to a Vote of Security Holders .............     16

Item 5. Other Information ...............................................     16

Item 6. Exhibits and Reports on Form 8-K ................................     17

        SIGNATURES ......................................................     19

Part 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                              PROMOTIONS.COM, INC.
                            CONDENSED BALANCE SHEETS

                                                                               MARCH 31,            DECEMBER 31,
                                                                                 2002                  2001
                                                                              ------------         ------------
                                                                              (UNAUDITED)
                                  ASSETS

Current assets:
  Cash and cash equivalents ..........................................        $ 10,201,444         $ 12,480,831
  Accounts receivable, net ...........................................             742,940              624,123
  Prepaid expenses and other current assets ..........................             839,998              938,555
                                                                              ------------         ------------
    Total current assets .............................................          11,784,382           14,043,509
                                                                              ------------         ------------
Fixed assets, net ....................................................           2,517,692            3,153,141
Other assets .........................................................             185,320              188,599
                                                                              ------------         ------------
    Total assets .....................................................        $ 14,487,394         $ 17,385,249
                                                                              ============         ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................................        $    504,002         $  1,117,380
  Accrued liabilities ................................................             918,833            1,370,749
  Deferred revenues ..................................................              99,068               86,306
  Capital lease obligations ..........................................                  --              974,690
                                                                              ------------         ------------
    Total liabilities ................................................           1,521,903            3,549,125
                                                                              ------------         ------------

Stockholders' equity:
  Common stock-par value $.01, 50,000,000 shares authorized, and 14,437,845 and 14,344,577 shares issued and outstanding at
    March 31, 2002(unaudited), and December 31, 2001, respectively ...             144,920              144,703
  Additional paid-in capital .........................................          68,332,438           68,213,871
  Accumulated deficit ................................................         (55,333,199)         (54,425,870)
  Deferred compensation ..............................................            (178,668)             (96,580)
                                                                              ------------         ------------
    Total stockholders' equity .......................................          12,965,491           13,836,124
                                                                              ------------         ------------
      Total liabilities and stockholders' equity .....................        $ 14,487,394         $ 17,385,249
                                                                              ============         ============

The accompanying notes are an integral part of these condensed financial statements.

                              PROMOTIONS.COM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                              ---------
                                                                      2002                 2001
                                                                      ----                 ----
Revenues .................................................        $  1,384,156         $  4,675,001
Operating expenses:
  Product development ....................................             267,633            1,622,341
  Sales and marketing (inclusive of non-cash Matchlogic
    And Excite expense of $2,217,535 in 2001) ............             673,526            5,501,076
  General and administrative .............................           1,471,315            2,490,201
                                                                  ------------         ------------
    Total operating expenses .............................           2,412,474            9,613,618
                                                                  ------------         ------------
  Loss from operations ...................................          (1,028,318)          (4,938,617)
Interest income, net .....................................              38,876              226,209
                                                                  ------------         ------------
Loss before extraordinary item ...........................            (989,442)          (4,712,408)
Extraordinary gain on extinguishment of debt .............              82,116                   --
                                                                  ------------         ------------
Net loss attributable to common
  stockholders ...........................................        $   (907,326)        $ (4,712,408)
                                                                  ============         ============

Basic and diluted loss per share
Loss before extraordinary item ...........................        $      (0.07)        $       0.33
                                                                  ============         ============

Extraordinary item .......................................        $       0.01         $         --
                                                                  ============         ============

Net loss per share attributable to common  stockholders ..        $      (0.06)        $      (0.33)
                                                                  ============         ============

Weighted average shares of common
  stock used in computing basic and
  diluted net loss per share
  attributable to common
  Stockholders ...........................................          14,487,384           14,416,493
                                                                  ============         ============

The accompanying notes are an integral part of these condensed financial statements.

                                 PROMOTIONS.COM
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                                     ---------
                                                                                             2002                 2001
                                                                                             ----                 ----
Cash flows from operating activities:
  Net loss ......................................................................        $   (907,326)        $ (4,712,408)
  Adjustments to reconcile net loss to net cash
    (used) in provided by operating activities:
    Depreciation and amortization of fixed assets and patents ...................             635,449              798,931
    Amortization of deferred compensation expense ...............................              31,577                  139
    Bad debt expense ............................................................                  --              185,921
  Changes in operating assets and liabilities:
    Accounts receivable .........................................................            (118,817)           1,432,756
    Prepaid expenses and other current assets ...................................              98,557            2,419,446
    Other assets ................................................................               3,279                2,185
    Accounts payable ............................................................            (613,378)             132,851
    Accrued liabilities .........................................................            (451,916)            (521,350)
    Other liabilities ...........................................................                  --               (2,822)
    Deferred revenue ............................................................              12,762              338,743
                                                                                         ------------         ------------
Net cash (used) in provided by operating activities .............................          (1,309,813)              74,392
                                                                                         ------------         ------------
Cash flows from investing activity:
  Purchase of fixed assets ......................................................                  --             (755,405)
                                                                                         ------------         ------------
Net cash used in investing activity .............................................                  --             (755,405)
                                                                                         ------------         ------------
Cash flows from financing activities:
  Principal payments on capital lease obligations ...............................            (974,690)            (177,550)
  Exercise of employee stock options ............................................               5,116               21,406
                                                                                         ------------         ------------
Net cash used by financing activities ...........................................            (969,574)            (156,144)
                                                                                         ------------         ------------
Net decrease in cash for the period .............................................          (2,279,387)            (837,157)
Cash and cash equivalents, beginning of period ..................................          12,480,831           16,094,308
                                                                                         ------------         ------------
Cash and cash equivalents, end of period ........................................        $ 10,201,444         $ 15,257,151
                                                                                         ============         ============
Cash paid during the period for interest ........................................        $     21,413         $     45,568
                                                                                         ============         ============

Supplemental disclosure of non-cash investing ,financing and other activities:
Barter transactions .............................................................                  --         $    885,000

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

The Company has sustained net losses and negative cash flow from operating activities since inception. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or to the extent that we do not have profitable operations we may need to raise additional financing through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources of financing to fund operations.

Management believes that the Company's current cash resources coupled with recent cost reductions will be sufficient to fund the Company's planned expenditures through March 31, 2003. However, there can be no assurances that the Company will achieve its planned results. If anticipated results are not achieved, management has the intent and believes it has the ability to delay or further reduce its expenditures so as to not require additional financial resources if such resources are not available on terms acceptable to the Company.

2. INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the results of the interim periods presented in this filing have been made. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or for any other future interim periods.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

3. NET LOSS PER SHARE

Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

As the Company reported net losses at March 31, 2002 and 2001, all 2,179,906 and 3,092,728 of the options and warrants outstanding at March 31, 2002 and 2001, respectively, were antidilutive and therefore, there were no reconciling items between basic and diluted loss per share for the three months then ended.

4. EXTRAORDINARY ITEM

During the first quarter of 2002, the Company renegotiated certain vendor contracts and was able to obtain reductions on amounts owed. In connection with these reductions, the Company recorded an extraordinary gain from the extinguishments of debt of approximately $82,000 or $0.01 per share for both basic and diluted earnings per share.

5. MERGER

On February 11, 2002, iVillage Inc. ("iVillage") entered into a definitive Agreement and Plan of Merger, by and among iVillage, Virgil Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of iVillage ("Virgil"), and Promotions.com, Inc. ("Promotions.com"), pursuant to which iVillage through Virgil agreed to acquire Promotions.com through an exchange offer and merger transaction for an aggregate value of approximately $13.3 million (based on the closing price of iVillage common stock on February 11, 2002). Under the terms of the merger agreement, as amended as of March 13, 2002, Promotions.com stockholders will receive a combination of iVillage common shares and cash. iVillage will issue an aggregate of approximately $3.5 million in common stock and approximately $9.8 million in cash, which represents a distribution of all cash less accrued liabilities and other reserves of Promotions.com.

                              PROMOTIONS.COM, INC.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Promotions.com, Inc. contains forward-looking statements relating to the future events and the future performance of Promotions.com within the meaning of section 21E of the Securities Exchange Act of 1934, as amended. Words such as "may", "should", "anticipate", "believe", "plan", "estimate", "expect" and "intend", and other similar expressions are intended to identify forward-looking statements. These include, for example, statements regarding barter, future revenues, general and administrative expenses, product development expenses and sales and marketing expenses. Stockholders are cautioned that such statements involve risks and uncertainties. Promotions.com, Inc. actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under " Risk Factors" in Promotions.com, Inc.'s Form 10-K and elsewhere in this report and in Promotions.com, Inc.'s. other public filings on file with the Securities and Exchange Commission. All forward-looking statements included in this document are based on information available to the company as of the date of this document, and Promotions.com, Inc. assumes no obligation to update these cautionary statements or any forward-looking statements.

OVERVIEW

The Company principally derives all of its revenues from the sale of on-line promotion and email direct marketing services. We expect to derive substantially all of our revenues from the sale of on-line promotion and email direct marketing services for the foreseeable future.

On February 11, 2002, iVillage Inc. ("iVillage") entered into a definitive Agreement and Plan of Merger, by and among iVillage, Virgil Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of iVillage ("Virgil"), and Promotions.com, Inc. ("Promotions.com"), pursuant to which iVillage through Virgil agreed to acquire Promotions.com through an exchange offer and merger transaction for an aggregate value of approximately $13.3 million (based on the closing price of iVillage common stock on February 11, 2002). Under the terms of the merger agreement, as amended as of March 13, 2002, Promotions.com stockholders will receive a combination of iVillage common shares and cash. iVillage will issue an aggregate of approximately $3.5 million in common stock and approximately $9.8 million in cash, which represents a distribution of all cash less accrued liabilities of Promotions.com.

On March 19, 2002, pursuant to the merger agreement, Virgil commenced an exchange offer to acquire all outstanding shares of Promotions.com common stock (including associated preferred share purchase rights). Pursuant to the amended prospectus dated March 19, 2002 and comprising a part of iVillage's Registration Statement on Form S-4 as amended (Commission File No. 333-84532) (the "Prospectus"), iVillage, through Virgil, offered to purchase each outstanding share of Promotions.com common stock for 0.1041 of a share of iVillage common stock and $0.64 to the seller in cash (the "Offer"). The Offer will be followed by a merger to complete the transaction for the same consideration for all shares not tendered through the Offer. The Offer was subject to customary closing conditions, including the tender of at least a majority of Promotions.com's shares and no material adverse change to iVillage or Promotions.com. See "Recent Developments".

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the Notes to the Financial Statements of the Company's 2001 Form 10-K includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

REVENUE RECOGNITION

WEBSTAKES.COM revenues are derived principally from service contracts whereby the Company recognizes revenues based on either a "cost-per-click" or a "cost-per-action" pricing model. The contracts typically include cancellation clauses ranging from 30 to 60 days. The Company's revenue recognition policy related to WEBSTAKES.COM services is to recognize revenues ratably over the period during which we provide promotion services, provided that no significant obligations remain and collection of the resulting receivable is reasonably assured. With respect to revenue generated from WEBSTAKES.COM, the Company generally guarantees a minimum number of impressions (i.e. "cost-per-click"), or times that the customer's name, logo or other identifier appears in web or email newsletter pages viewed by visitors to WEBSTAKES.COM, and/or times that our visitors are delivered to our customer's web site. To the extent that these minimum guarantees are not met, the Company defers recognition of the corresponding revenues until the guaranteed levels are achieved. Revenue is recognized differently in a cost-per-action pricing model. A cost-per-action pricing model requires the Company to not only deliver the aforementioned, but also our members must perform a specific action once on the site such as purchasing a product or registering as a member of the site in order for us to earn revenue. The Company recognizes revenue related to the cost-per-action pricing model when the specific action has been performed on our customer's website.

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

Disclosure required by Statement of Financial Accounting Standards No. 123,"Accounting for Stock-Based Compensation" ("SFAS No. 123"), including proforma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation, has been included in Note 7 of the Notes to the Financial Statements of the Company's 2001Form 10-k.

The fair value of options and warrants granted to non-employees for goods or services are included in the financial statements and expensed as the goods are utilized or the services performed.

RISK AND UNCERTAINTIES

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

Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. As such, currently, the Company does not maintain any off-balance sheet arrangements. See the Liquidity and Capital Resources discussion commencing on page 10 for information on liquidity, contractual obligations and commercial commitments.

The period-to-period comparisons of our historical operating results should not be relied upon as indicative of future performance. Our quarterly report should be considered in light of the risks, expense and difficulties encountered by companies in the early stages of development, particularly companies in the extremely volatile internet industry. We anticipate that we will incur operating losses for the foreseeable future. Our revenues are highly dependent on revenues from internet companies and of such companies which are greatly affected by trends in the economy and marketing budgets, therefore we are not able to predict future revenue patterns.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Revenues. Revenues primarily result from the sale of online promotion and email direct marketing services. Revenues were approximately $1.4 million and $4.7 million for the three months ended March 31, 2002 and 2001. The period-to-period decrease in revenues was primarily attributable to the decreasing number of marketers purchasing promotional services. Approximately 93 customers purchased promotional services for the three months ended March 31, 2002 compared to 108 for the three months ended March 31, 2001. A significant amount of the decrease in customers is related to our WEBSTAKES.COM business in which many of our dot-com customers either merged or ceased doing business prior to or during the three months ended March 31, 2002.

There has been tremendous volatility in the online media market and market prices for Web-based services have decreased due to competitive and marketing factors. This volatility coupled with the downturn in the economy has severely affected our business and has resulted in a 70% decrease in revenues from first quarter 2001 to first quarter 2002. This downturn has resulted in our customers canceling long term contracts, making smaller purchases and placing more pricing pressure on us. This pricing pressure has resulted in a continual decrease in our rate cards and has further shifted our pricing model on WEBSTAKES.COM from a "cost-per-click" and "cost-per-thousand" to a "cost-per-action" pricing model.

While the Company has been most significantly affected as a result of its business with consumer dot-com customers, the downturn has also affected the spending habits of certain of our traditional customers as well which has, in turn, negatively impacted our business. There can be no assurances that revenues will not continue to decline, that customers will continue to purchase promotional services, that customers will not continue to make smaller and shorter term purchases, or that market prices for Web-based promotional services will not continue to decrease due to competitive or other market factors.

Product Development Expenses. Product development expenses include the personnel costs associated with the design and development of WEBSTAKES.COM and PROMOTIONS.COM, our promotions infrastructure and technology, as well as software licensing costs. Product development expenses were approximately $268,000 or 19% and $1.6 million or 34% of total revenues for the three months ended March 31, 2002 and 2001, respectively. The period-to-period decrease reflects the difference in the company's business operations for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The three months ended March 31, 2001 included expenses related to the enhanced features for

WEBSTAKES.COM, PROMOTIONS.COM and our international efforts which were not present during 2002 as we scaled back the introduction of many new products and features. We also reduced the number of engineers at the end of the fourth quarter of 2001 by outsourcing our technology department. As a result of these changes, product development expense as a percentage of revenue was reduced by approximately 15%.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of advertising costs, salaries and commissions of sales and marketing personnel, costs of trade shows, conventions and marketing materials and other marketing expenses. Sales and marketing expenses were approximately $674,000 or 48% of total revenues and $5.5 million or 117% of total revenues for the three months ended March 31, 2002 and 2001, respectively. The period-to-period decreases reflect the cost cutting measures taken at the end of 2000 and continued throughout 2001which is reflected in first quarter 2002 results. In the fourth quarter of 2000, we reduced the number of sales and marketing employees, cut our marketing expenditures, eliminated certain consultants, reduced the number of trade shows and conventions we attend and decreased the purchasing of marketing collateral. Advertising costs included in sales and marketing expenses also included the amortization of our Matchlogic and Excite agreements. Our Matchlogic and Excite agreements expired in June 2001 and were not renewed thus there was no expense from these agreements in the three months ended March 31, 2002. These agreements accounted for approximately $2.2 million in amortization expense each quarter that were not present during 2002.

General and Administrative Expenses. General and administrative expenses consist primarily of services and related costs of general corporate functions, including finance, accounting and facilities costs. General and administrative expenses were approximately $1.5 million or 107% of total revenues and $2.5 million or 53% of total revenues for the three months ended March 31, 2002 and 2001, respectively. While we decreased expenses, our revenue also decreased but at a greater percentage than we were able to decrease expenses. While in absolute dollars the general and administrative expenses decreased as a percentage of revenue they increased during 2001 and through first quarter 2002. The period-to-period increase as a percentage of revenue is due to the decline in revenue during the period. Through our restructuring we reduced the number of general and administrative employees; we closed certain offices and consolidated other offices, and negotiated better terms with certain vendors. However, as explained above there are a number of fixed expenses that we are unable to reduce such as our Directors and Officers insurance. Therefore, we were unable to reduce a significant portion of our general and administrative expenses as revenue continued to decline. We also incurred approximately $392,000 of expenses related to our merger with iVillage during the three months ended March 31, 2002.

Interest Income (Expense), Net. Interest income, net of expense, consists primarily of interest earned on our cash balance and the interest expense on our outstanding debt. We recognized net interest income of approximately $39,000 and $226,000 for the three months ended March 31, 2002 and 2001, respectively. The decrease was primarily attributable to a decrease in the average cash balance invested, principally due to continued losses from operations. Interest income in future periods is likely to go down as a result of a reduction in average cash balances invested and maintained by the Company and changes in the prevailing interest rate of its investments.

Income Taxes. No income tax benefit is reflected in the financial statements as a valuation allowance was provided for deferred tax assets relating to net operating losses. As of December 31, 2001, we had approximately $53.1 million of federal net operating loss carryforwards for tax reporting purposes to offset future taxable income. Our federal net operating loss carry forwards expire in the years 2013 through 2020.

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

The Company has sustained net losses and negative cash flows from operating activities since inception. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional financing through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources of financing to fund operations.

Net cash used by operating activities was approximately $1.3 million for the three months ended March 31, 2002 compared to net cash provided by operating activities of approximately $74,000 for the three months ended March 31, 2001. The increase in cash used in operations was primarily due to a decrease in accounts payable and accrued liabilities combined with an increase in accounts receivable.

Net cash used in investing activities was approximately $0 and $755,000 for the three months ended March 31, 2002 and 2001, respectively. As of March 31, 2001, our principal capital commitments consisted of obligations outstanding under capital leases which were paid off during 2002. During 2001 we used $755,000 in investing activities for capital expenditures, primarily the acquisition of equipment and the build out of our corporate office. We currently expect that our principal capital expenditures through 2002 will relate to improvements to our technical infrastructure.

Net cash used by financing activities was approximately $1 million and $156,000 for the three months ended March 31, 2002 and 2001, respectively. Net cash used in financing activities in 2002 was primarily attributable to the early payment of our capital lease obligations off-set by the exercise of employee stock options. Net cash used in financing activities in 2001 was primarily attributable to principal payments on capital lease obligations.

We had a financing agreement with a leasing company for the leasing of equipment in an amount up to $1.0 million in operating and/or capital leases, collateralized by certain accounts receivable and the equipment purchased pursuant to the agreement. During 2000, the financing agreement was increased to $2.0 million in exchange for the Company issuing warrants to purchase 13,345 shares of the Company's common stock. The leases had terms of up to three years and the interest rates under the leases range from 8 1/2% to 13%. We were required to make monthly payments of interest and principal under the leases. In February 2002, the Company entered into an agreement with Leasing Technologies International, Inc. ("LTI") to purchase substantially all of the equipment under the capital leases the Company had with LTI. The agreement required that the Company make a one-time payment of approximately $940,000 to obtain the title to the equipment under lease. This payment was made during the three months ended March 31, 2002.

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

In the fourth quarter of 2001, the Company entered into a settlement agreement related to its former corporate office at 450 West 33rd Street, New York, NY. As part of the settlement agreement, the Company surrendered its office space along with its leasehold improvements and furniture and fixtures in return for a release from its lease commitment, the return of its $1.6 million security deposit and the payment of $900,000 owed to the Company for the reimbursement for expenses to equip, decorate and furnish the leased premises. The Company moved its corporate offices to 268 West 44th Street, New York NY 10036. The landlord off-set the back rent owed against the $900,000 reimbursement so the net amount to the company related to this reimbursement is approximately $622,000 at December 31, 2001. This amount has been recorded as a receivable at March 31, 2002. The Company has recorded an approximately $996,000 loss related to expenses associated with the termination of its lease during the year ended 2001.

Management believes that the Company's current cash resources coupled with its cost reductions will be sufficient to fund the Company's planned expenditures through March 31, 2003. Our future liquidity and capital requirements depend on numerous factors. For example, if our losses from operations continue and or increase in the near future and we cannot attain profitability our future capital requirements will be affected, which could result in requiring us to obtain additional financing to fund operations. There can be no assurances that the Company will be successful in reducing its expenditures to a necessary level. If the Company is unable to reduce its expenditures and adequate funds are not available on acceptable terms, we may be unable to fund our business, successfully promote our brand name, develop or enhance our services or respond to competitive pressures. There can be no assurances that any required additional financing will be available on terms favorable to us, or will be available at all. Any of these events could have a material adverse effect on our business, results of operations or financial condition.

RECENT DEVELOPMENT

On April 18, 2002 the exchange offer to acquire Promotions.com stock by iVillage closed, at which time 11,923,405 shares were tendered. These shares constituted approximately 82.3% of the outstanding shares of Promotions.com common stock as of February 15, 2002. In accordance with the terms of the merger agreement, Promotions.com shareholders received 0.1041 of a share of iVillage common stock and $0.64 in cash for each share validly tendered in the exchange offer. The exchange offer was determined based on the average of the closing price of iVillage common stock on the Nasdaq National Market for the five trading days ended April 16, 2002, which average was $2.198. All shares of Promotions.com common stock validly tendered and not properly withdrawn before the expiration of the Offer have been accepted for exchange and will be exchanged promptly. All shares represented by notices of guaranteed delivery which were received before the expiration of the offering period, will be exchanged promptly after the shares are delivered. The Offer was not conditioned upon any financing arrangements and iVillage expects to fund the cash portion of the Offer from working capital.

Pursuant to the merger agreement, on April 19, 2002 Steven Elkes, Scott Levine, Jane Tollinger and Richard Kolberg were appointed to serve on Promotions.com's board of directors as representatives of Virgil and Daniel J. Feldman and Dirk Hall resigned from the Promotions.com board of directors. Accordingly, the number of directors constituting the Promotions.com board of directors is currently set at six, of which four were designated by Virgil. Also pursuant to the merger agreement, on April 19, 2002, Messrs. Elkes and Levine were appointed to serve on Promotions.com's audit and compensation committees.

Pursuant to the merger agreement, iVillage plans to acquire the remaining outstanding shares of common stock of Promotions.com through a second-step merger in which Virgil will be merged with and into Promotions.com and the remaining holders of common stock of Promotions.com will receive 0.1041 of a share of iVillage common stock and $0.64 in cash for each share of Promotions.com common stock, which is the same consideration as received in the Offer. On April 26, 2002, iVillage filed a proxy statement/prospectus as Post-Effective Amendment No. 1 to its Registration Statement on Form S-4 (the "Post-Effective Amendment"), which states that a Promotions.com special stockholders' meeting will be held on May 24, 2002 to approve the merger of Virgil with and into Promotions.com. The Post-Effective Amendment was declared effective by the Commission on May 1, 2002, and proxy materials relating to the special meeting were mailed to Promotions.com stockholders of record on May 3, 2002. Because iVillage acquired more than a majority of the outstanding Promotions.com common stock in the exchange offer, iVillage will be able to approve the merger agreement without the affirmative vote of any other Promotions.com stockholder.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(A) Changes in Securities:

On February 11, 2002, in connection with the Company entering into the iVillage Merger Agreement, the Company and American Stock Transfer & Trust Company (the Rights Agent)amended the Rights Agreement dated as of June 28, 2001 between the Company and the Rights Agent (the Rights Agreement)as follows:

      1. The following sentence was added at the end of the definition of Acquiring Person in Section 1(a):

            Notwithstanding anything in this Agreement to the contrary, none of iVillage Inc., a Delaware corporation (iVillage), iVillage Merger Sub (as defined in the iVillage Merger Agreement (defined below)), or any of their Affiliates or Associates, shall be deemed to be an Acquiring Person by virtue of the execution of the Agreement and Plan of Merger, dated as of February __, 2002 (as the same may be amended from time to time, the iVillage Merger Agreement), by and among iVillage, iVillage Merger Sub and the Company, the Stockholders Agreement, dated as of February 11, 2002 (the Stockholders Agreement) or the consummation of the transactions contemplated by the iVillage Merger Agreement, including, without limitation, the exchange offer by iVillage Merger Sub for all outstanding shares of the Company's outstanding common stock (the Offer), the merger of iVillage Merger Sub with and into the Company (the iVillage Merger), or the acquisition of beneficial ownership of Common Shares pursuant to the Stockholders Agreement or the announcement of any of the foregoing transactions.

      2. The following sentence was added at the end of the definition of Shares Acquisition Date in Section 1(r):

            Notwithstanding anything in this Agreement to the contrary, a Shares Acquisition Date shall not be deemed to have occurred as a result of the execution of the iVillage Merger Agreement or the Stockholders Agreement or the consummation of the transactions contemplated by the iVillage Merger Agreement, including without limitation, the Offer, the iVillage

            Merger, the acquisition of beneficial ownership of Common Shares pursuant to the Stockholders Agreement, or the announcement of any of the foregoing transactions.

      3.    The following sentence was added at the of Section 3(a):

            Notwithstanding anything in this Agreement to the contrary, a Distribution Date shall not be deemed to have occurred as a result of the execution of the iVillage Merger Agreement or the Stockholders Agreement or the consummation of the transactions contemplated by the iVillage Merger Agreement, including without limitation, the Offer, the iVillage Merger, the acquisition of beneficial ownership of Common Shares pursuant to the Stockholders Agreement, or the announcement of any of the foregoing transactions.

      4.    The following sentence was added at the end of the definition
            Section 11(a)(ii) Event in Section 11(a)(ii):

            Notwithstanding anything in this Agreement to the contrary, a
            Section 11(a)(ii) Event shall not be deemed to have occurred as a result of the execution of the iVillage Merger Agreement or the Stockholders Agreement or the consummation of the transactions contemplated by the iVillage Merger Agreement, including without limitation, the Offer, the iVillage Merger, the acquisition of beneficial ownership of Common Shares pursuant to the Stockholders Agreement, or the announcement of any of the foregoing transactions.

      5.    The following sentence was added at the end of the definition of
            Section 13 Event in Section 13(a):

            Notwithstanding anything in this Agreement to the contrary, a
            Section 13 Event shall not be deemed to have occurred as the result of the execution of the iVillage Merger Agreement or the Stockholders Agreement or the consummation of the transactions contemplated by the iVillage Merger Agreement, including without limitation, the Offer, the iVillage Merger, the acquisition of beneficial ownership of Common Shares pursuant to the Stockholders Agreement, or the announcement of any of the foregoing transactions.

      6. The introductory phrase of Section 13(c) of the Rights Agreement was modified and amended to read:

            The Corporation shall not consummate any such consolidation, merger, sale or transfer (other than the iVillage Merger) unless the Principal Party shall have a sufficient number of its authorized shares of common stock which have not been issued or reserved for issuance to permit the exercise in full of the Rights in accordance with this Section 13 and unless prior thereto the Corporation and such Principal party shall have executed and delivered to the Rights Agent a supplemental agreement providing for the terms set forth in paragraphs (a) and (b) of this Section 13 and further providing that, as soon as practicable after the date of any consolidation, merger, sale or transfer mentioned in paragraph (a) of this Section 13 (other than the iVillage Merger), the Principal Party at its own expense shall:

      7. The following sentence was added to the end of the definition of Triggering Event in Section 1(t):

            Notwithstanding anything in this Agreement to the contrary, a Triggering Event shall not be deemed to have occurred as the result of the execution of the iVillage Merger Agreement or the Stockholders Agreement or the consummation of the transactions contemplated by the iVillage Merger Agreement, including without limitation, the Offer, the iVillage Merger, the acquisition of beneficial ownership of Common Shares pursuant to the Stockholders Agreement, or the announcement of any of the foregoing transactions.

      8. Section 7(a) of the Rights Agreement was modified and amended to change the reference to July 8, 2011 to July 8, 2011 or, if earlier, immediately prior to the consummation of the iVillage Merger as contemplated by the iVillage Merger Agreement.

      9. Clause (iv) of Section 25(a) of the Rights Agreement was amended to read:

            to effect any consolidation or merger into or with any other Person (other than the iVillage Merger and other than a Subsidiary of the corporation in a transaction which does not violate Section 11(n) hereof), or to effect any sale or other transfer (or to permit one or more of its Subsidiaries to effect any sale or other transfer) in one or more transactions, of 50% or more of the assets or earning power of the Corporation and its Subsidiaries (taken as a whole) to any other Person or Persons (other than the Corporation and/or any of its Subsidiaries in one or more transactions each of which does not violate Section 11(n) hereof),

      10.   The following sentence was added to end of Section 30:

            Nothing in this Agreement shall be construed to give any holder of Rights (and, prior to the Distribution Date, registered holders of the Common Shares) or any other Person any legal or equitable rights, remedies, or claims under this Agreement by virtue of the execution of the iVillage Merger Agreement or the Stockholders Agreement or the consummation of the transactions contemplated by the iVillage Merger Agreement, including without limitation, the Offer, the iVillage Merger, the acquisition of beneficial ownership or the transfer of Common Shares pursuant to the Stockholders Agreement, or the announcement of any of the foregoing transactions.

(B) Use of Proceeds:

NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

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

10.15(10)       - Amendment No. 1 Agreement and Plan of Merger, dated as of
                  March 1, 2002 by among iVillage, Virgil Acquisition Corp. and Promotions.com, Inc.

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-80593) filed with the Commission on June 14, 1999, amended and incorporated herein by reference.

(2)   Compensatory plans and arrangements for executives and others.

(3) Filed as an exhibit on Form 10-Q filed on November 15, 1999 and incorporated herein by reference.

(4) Filed as an exhibit on Form 10-K filed on March 30, 2000 and incorporated herein by reference.

(5) Filed as an appendix to DEF Schedule 14A filed on May 11, 2000 and incorporated herein by reference.

(6) Filed as an exhibit on Form 10-Q filed on August 14, 2000 and incorporated herein by reference.

(7) Filed as an exhibit on Form 10-K filed on April 2, 2001 and incorporated herein by reference.

(8) Filed as an exhibit on Form 8-A on June 28, 2001 and incorporated herein by reference.

(9) Filed as an exhibit on Form 8-K on February 12, 2002 and incorporated herein by reference.

(10) Filed as an exhibit on Schedule 14D-9 on March 19, 2002 and incorporated herein by reference.

      (b) Reports on Form 8-K

During the three months ended March 31, 2002, Promotions.com filed one report on Form 8-K.

On February 12, 2002, the company filed a Current Report on Form 8-K containing disclosure under Item 5 of that form, announcing that the Company that had entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among iVillage Inc. ("iVillage"), Virgil Acquisition Corp., a wholly-owned direct subsidiary of iVillage ("Merger Sub"), and the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002                      Promotions.com, Inc.


                                        By: /s/ Lawrence M. Quartaro
                                            ------------------------------------
                                                Lawrence M. Quartaro
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer and Duly
                                                Authorized Officer)